Form 10-Q
period 1996-03-31
OVID TECHNOLOGIES INC
filed 1996-05-15
CIK 922520

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20509

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1996
                                        --------------

                                        OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ............ to ..........


         Commission File number   0 - 24326
                                  ---------

                               Ovid Technologies, Inc.
                               -----------------------
                (Exact name of registrant as specified in its charter)

          Delaware                                     13 - 3333107
          --------                                     ------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                       333 Seventh Avenue, New York, New York 10001
                    (Address of principal executive offices - Zip code)

                                 (212) 563-3006
                   (Registrant's telephone number, including area code)
                                 --------------
    (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes ....X........    No .............

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Stock         No. of Shares Outstanding          Date
   --------------         -------------------------          ----
      Common                     5,725,300                May 9, 1996

                             OVID TECHNOLOGIES, INC.

                                    INDEX
                                  --------

Page

                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):
         Condensed Consolidated Balance Sheets as of
           December 31, 1995 and March 31, 1996                           3

         Condensed Consolidated Statements of Operations for
           the three months ended March 31, 1995 and 1996                 4

         Condensed Consolidated Statements of Cash Flows for
           the three months ended March 31, 1995 and 1996                 5

         Notes to Condensed Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  7


         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:
              None

Item 2.  Changes in Securities:
              None

Item 3.  Defaults Upon Senior Securities:
              None

Item 4.  Submission of Matter to a Vote of Securities Holders:
              None

Item 5.  Other Information:
              None

Item 6.  Exhibits and Reports on Form 8-K
         Exhibit 11 - Computation of Net Income Per Common Share          9

                            OVID TECHNOLOGIES, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share amounts)
                                  (Unaudited)

                                               December 31,        March 31,

                                                  1995               1996
                                                  ----               ----
ASSETS:
Current assets:
  Cash and cash equivalents                      $   1,775           $     697
  Short-term investments - held to maturity          3,637               4,682
  Accounts receivable, less allowance for
   doubtful accounts of $488 and $568 for 1995
   and 1996, respectively                            7,855               7,235
  Prepaid and other current assets                     682                 404
  Deferred income taxes                                185                 185
  Income taxes receivable                              748                 694
                                               -----------             -------
     Total current assets                           14,882              13,897
  Equipment and leasehold improvements, net          2,977               3,020
  Full-text database, net                            1,570               1,554
  Deferred income taxes                                355                 355
  Deposits and other assets                            330                 391
                                                ----------             -------
     Total assets                                  $20,114             $19,217
                                                   =======             =======

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable                                  $2,702             $2,190
  Accrued expenses                                   2,146              1,625
  Customer deposits                                    734                828
  Income taxes payable                                 465                545
  Unearned revenue                                   2,376              2,086
  Obligation under database subscriptions              538                517
                                                  --------             ------
     Total current liabilities                       8,961              7,791

Commitments

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000
    shares authorized; no shares issued                --                  --
  Common stock, $.01 par value; 10,000,000
    shares authorized;
    5,699,580 and 5,723,300 shares issued and
    outstanding for 1995 and 1996, respectively         57                 57
  Additional paid-in capital                         8,058              8,092
  Retained earnings                                  3,036              3,269
  Foreign currency translation adjustment                2                  8
                                                  --------             ------
     Total stockholders' equity                     11,153             11,426
                                                  --------             ------
     Total liabilities and stockholders' equity    $20,114            $19,217
                                                   =======            =======




The accompanying notes are an integral part of the condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                 (Unaudited)
                      for the three months ended March 31,

                                ---------

                                                                 1995      1996
                                                                 ----      ----
Revenues:
  Database subscriptions and software                          $6,098    $6,588
  Maintenance                                                     470       662
  Hardware                                                         42       --
                                                                -----     -----
     Total revenues                                            6,610      7,250
                                                               -----      -----

Cost of revenues:
  Database subscriptions and software                          1,865      2,361
  Maintenance                                                     63         47
  Hardware                                                        41        --
                                                               -----      -----
     Total cost of revenues                                    1,969      2,408
                                                               -----      -----

     Gross profit                                              4,641      4,842

Operating expenses:
  Sales and marketing                                          1,343      1,815
  Product development                                          1,481      1,366
  General and administrative                                   1,289      1,324
                                                               -----      -----
     Total operating expenses                                  4,113      4,505
                                                               -----      -----

     Income from operations                                      528        337

Interest income and other, net                                    33         53
                                                               -----      -----
     Income before provision for income taxes                    561        390

Provision for income taxes                                       224        157
                                                                ----      -----

     Net income                                              $   337    $   233
                                                              ======     ======

Net income per common share                                  $   .05    $   .03
                                                              ======     ======

Weighted average number of shares of common stock and
  common stock equivalents                                     7,182      7,175
                                                             =======    =======




The accompanying notes are an integral part of the condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In thousands, except per share amounts)
                                 (Unaudited)

                      for the three months ended March 31,
                                  ----------

                                                                                                        1995              1996
                                                                                                        ----              ----
Cash flows from operating activities:
   Net income                                                                                        $   337           $   233
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                                      401               513
      Provision for doubtful accounts                                                                     50                80
      Changes in assets and liabilities:
          (Increase) decrease in accounts receivable, net of unearned revenue                         (1,132)              250
          (Increase) in full-text database costs                                                          --              (111)
          (Increase) decrease in other assets                                                            (28)              217
          Increase (decrease) in accounts payable                                                       1,352             (512)
          Decrease in other liabilities                                                                  (728)            (307)
                                                                                                    ---------            -----
            Cash provided by operating activities                                                         252              362
                                                                                                    ---------            -----
Cash flows from investing activities:
            Purchase of short-term investments                                                         (3,008)          (6,162)
            Redemption of short-term investments at maturity                                            4,025            5,117
            Capital expenditures                                                                         (594)            (429)
                                                                                                    ---------            -----
             Cash provided by (used in) investing activities                                              423           (1,474)
                                                                                                    ---------           -------
Cash flows from financing activities:
  Proceeds from the exercise of stock options                                                             --                34
  Distribution to S Corporation stockholder                                                              (10)               --
             Cash (used in) provided by financing activities                                             (10)               34
                                                                                                   ----------           ------
             Increase (decrease) in cash and cash equivalents                                            665            (1,078)

Cash and cash equivalents, beginning of the period                                                       100             1,775
                                                                                                   ---------           -------
             Cash and cash equivalents, end of the period                                           $    765          $    697
                                                                                                    ========           =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                             OVID TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               -------------------

1.       Basis of Presentation:
         ----------------------
         These condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K dated March 28, 1996, as amended, and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Quarterly operating results are not necessarily indicative of the results which would be expected for the full year.

2.       Recently Issued Pronouncements
         ------------------------------
         In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting For Stock-Based Compensation". The Statement allows companies to measure compensation costs in connection with employee stock compensated plans using a fair-value based method or to continue to use an intrinsic-value based method, which generally does not result in compensation cost. The Company currently plans to continue using the intrinsic-value based method as set forth in Accounting Principles Board Opinion No. 25 "Accounting For Stock Issued to Employee's".

         On January 1, 1996, the Company adopted the provisions of SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets And For Long-Lived Assets to Be Disposed Of", which was issued by the FASB in March 1996. This statement requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was no effect upon adoption to the Company's consolidated results of operations, cash flows or financial position.

3.       Line-of-credit Agreement
         ------------------------
         Effective February 13, 1996, the Company entered into a line-of-credit agreement for $1.0 million collateralized by the Company's assets, bearing interest at the banks prime rate plus 1%. There is no expiration set for the agreement; however, it is cancelable in writing by either parties at any time. There have been no borrowings under this agreement.

                             OVID TECHNOLOGIES, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                Three Months Ended March 31, 1996, as compared to
                        Three Months Ended March 31, 1995
                                ----------------

REVENUES
For the three months ended March 31, 1996, the Company's total revenues increased 10% to $7.3 million versus $6.6 million for the comparable period in 1995.

Revenues from database subscriptions and software increased 8% to $6.6 million in the first quarter of 1996 from $6.1 million during the same period of 1995. This revenue growth was primarily attributable to an increase in academic sales in North America and overseas.

Maintenance revenues increased 41% to $0.7 million for the three months ended March 31, 1996 from $0.5 million for the same period in 1995. The increase in maintenance revenues is directly attributable to the increase in network sales over the last year, which have mandatory maintenance charges of 17% of the first year's software fees, partially offset by the decrease in hardware maintenance fees resulting from decreased hardware sales.

COST OF REVENUES
Cost of revenues increased 22% to $2.4 million in the first quarter of 1996 from $2.0 million for the same period in 1995. As a percent of revenues, total cost of revenues increased to 33% for the first quarter of 1996 from 30% for the comparable period in 1995.

The cost of database subscriptions and software as a percentage of corresponding revenues increased to 36% in the first quarter of 1996 from 31% in the first quarter of 1995. This increase was primarily due to an increase in royalty expense (due to sales of database subscriptions paying higher royalties to their providers).

The cost of maintenance revenues represented 7% and 13% of maintenance revenues in the first quarter of 1996 and 1995, respectively, and primarily represented hardware replacement.

GROSS PROFIT
Gross profit was $4.8 million for the quarter ended March 31, 1996, compared with $4.6 million for the same period in 1995, representing 67% of revenues for the first quarter of 1996 and 70% for the first quarter 1995.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS, Continued

SALES AND MARKETING EXPENSES
Sales and marketing expenses increased 35% to $1.8 million during the first quarter of 1996 from $1.3 million for the same period in 1995. As a percentage of revenues, sales and marketing expenses increased to 25% during the first quarter of 1996 from 20% during the comparable quarter in 1995. This percentage increase is primarily attributable to an increased sales presence in North American academic markets in anticipation of future sales growth and in several markets outside North America, in particular, Europe and the Pacific Rim.

PRODUCT DEVELOPMENT EXPENSES
Product development expenses decreased 8% to $1.4 million during the first quarter of 1996 from $1.5 million during the same period in 1995. As a percentage of total revenues, product development expenses decreased to 19% for the three months ended March 31, 1996 from 22% for the same period in 1995. The decrease in product development expenses is related to the shut down of our Albany production facility and decreased costs associated with the company's move to Salt Lake City in 1995 offset by increases to full-text development costs.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased 3% to $1.32 million in the first quarter of 1996 from $1.29 million during the same period in 1995. As a percentage of total revenues, general and administrative expenses decreased to 18% in the first quarter of 1996 from 20% in the comparable period of 1995. The percent decrease is primarily attributable to the ability of the Company to increase revenues through new sales and database subscription renewals while controlling the growth of general expenses.

PROVISION FOR INCOME TAXES
The Company recorded a tax provision of $157,000 for the first quarter of 1996 as compared to $224,000 for the same period in 1995. This represents a 40% effective tax rate for both 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 1996, the Company had cash and cash equivalents of approximately $697,000 and working capital of $6.1 million. Operating activities provided the Company with $362,000 in cash during the first three months of 1996 as compared to $252,000 during the same period in 1995. The Company's days revenue in accounts receivable, which typically ranges from 80-100 days, is expected to continue and is not expected to significantly impact the Company's liquidity.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS, Continued


The Company's investing activities used cash of $1.5 million during the first three months of 1996, compared to providing cash of $423,000 during the same period in 1995. The primary use of cash in 1996 was the purchase of $6.2 million of short term investments less $5.1 million of redemptions. During the first quarter of 1995, the primary source of cash was the redemption of $4.0 million of short term investments less $3.0 million of purchases. The Company's ongoing strategy is to invest excess cash in short-term investments.

The Company's financing activities provided $34,000 from the exercise of stock options for the three months ended March 31, 1996 as compared to $10,000 used in the same period for 1995 related to a distribution to the Company's S Corporation stockholder. Effective February 13, 1996, the Company entered into a line-of-credit agreement for $1.0 million collateralized by the Company's assets, bearing interest at the banks prime rate plus 1%. There is no expiration set for the agreement, however, it is cancelable in writing by both parties at any time. There have been no borrowings under this agreement.

The Company has no major current capital investment commitments and believes that its available cash and cash flows from operations will be sufficient to finance its planned operations and capital requirements for the foreseeable future. The Company anticipates capital expenditures through the year to continue at the current rate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Ovid Technologies, Inc.
                                             ----------------------------
                                             (Registrant)


May 9, 1996                                  /s/ DEBORAH M. HULL
- -----------                                  -----------------------------
Date                                         Deborah M. Hull
                                             Chief Operating Officer

May 9, 1996                                  /s/ JERRY P. McAULIFFE
- -----------                                 ------------------------------
Date                                        Jerry P. McAuliffe
                                            Chief Financial Officer