Form 10-Q
period 1996-06-30
OVID TECHNOLOGIES INC
filed 1996-08-14
CIK 922520

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20509

                                   FORM 10-Q

                                  (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1996

                                                         OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from ................. to ................


         Commission File number   0 - 24326
                                  ---------

                            Ovid Technologies, Inc.
                            -----------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                  13 - 3333107
         --------                                  ------------
(State or other jurisdiction of          ( IRS Employer Identification No.)
incorporation or organization)

                 333 Seventh Avenue, New York, New York 10001
                 --------------------------------------------
             (Address of principal executive offices - Zip code)

                                (212) 563-3006
                                --------------
             (Registrant's telephone number, including area code)

                                 -------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .....X..... No .............

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class of Stock         No. of Shares Outstanding                    Date
  ---------------        --------------------------                   ----
     Common                   5,757,150                          July 31, 1996

                                              OVID TECHNOLOGIES, INC.

                                                       INDEX
                                                    -----------

         PART I - FINANCIAL INFORMATION                                   Page

Item 1.  Financial Statements (Unaudited):
         Condensed Consolidated Balance Sheets as of
          December 31, 1995 and June 30, 1996                               3

         Condensed Consolidated Statements of Operations for
          the three months ended June 30, 1995 and 1996                     4

         Condensed Consolidated Statements of Operations for
          the six months ended June 30, 1995 and 1996                       5

         Condensed Consolidated Statements of Cash Flows
          for the six months ended June 30, 1995 and 1996                   6

         Notes to Condensed Consolidated Financial Statements               7

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  8-10

         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:
              None

Item 2.  Changes in Securities:
              None

Item 3.  Defaults Upon Senior Securities:
              None

Item 4.  Submission of Matter to a Vote of Securities Holders              11

Item 5.  Other Information
              None

Item 6.  Exhibits and Reports on Form 8-K
         Exhibit 11 - Computation of Net Income Per Common Share           12
         Exhibit 27 - Financial Data Schedule

                                               OVID TECHNOLOGIES, INC.

                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (In thousands, except share amounts)
                                                     (Unaudited)
                                                   _______________

                                                         December 31,       June 30,
ASSETS:                                                     1995              1996
                                                            ----              ----
Current assets:
 Cash and cash equivalents..........................    $   1,775         $     260
 Short-term investments - held to maturity..........        3,637             5,268

 Accounts receivable, less allowance for doubtful
   accounts of $488 and $670 for 1995 and 1996,
   respectively.....................................        7,855             8,906

 Prepaid and other current assets...................          682               416
 Deferred income taxes..............................          185               177
 Income taxes receivable............................          748               380
                                                        ---------         ---------
    Total current assets............................       14,882            15,407

 Equipment and leasehold improvements, net..........        2,977             3,039
 Full-text database, net............................        1,570             1,702
 Deferred income taxes..............................          355               350
 Deposits and other assets..........................          330               328
                                                        ---------         ---------
     Total assets...................................      $20,114           $20,826
                                                        =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Accounts payable...................................      $ 2,702           $ 1,883
 Accrued expenses...................................        2,146             2,599
 Customer deposits..................................          734               746
 Income taxes payable...............................          465               684
 Unearned revenue...................................        2,376             2,263
 Obligation under database subscriptions............          538               537
                                                        ---------         ---------
    Total current liabilities.......................        8,961             8,712
                                                        ---------         ---------


Commitments

Stockholders' equity:
 Preferred stock, $.01 par value; 1,000,000 shares
   authorized; no shares issued.....................           --                --
 Common stock, $.01 par value; 10,000,000 shares
  authorized; 5,699,580 and 5,745,100 shares issued
  and outstanding for 1995 and 1996, respectively...           57                57
 Additional paid-in capital.........................        8,058             8,096
 Retained earnings..................................        3,036             3,979
 Foreign currency translation adjustment............            2               (18)
                                                        ---------         ---------
    Total stockholders' equity......................       11,153            12,114
                                                        ---------         ---------
      Total liabilities and stockholders' equity....      $20,114           $20,826
                                                        =========         =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In thousands, except per share amounts)
                                        (Unaudited)
                             for the three months ended June 30,
                                        _________

                                                        1995              1996
                                                        ----              ----
Revenues:
Database subscriptions and software......              $6,564            $8,062
Maintenance and other                                     479               670
                                                    ---------         ---------
    Total revenues.......................               7,043             8,732
                                                    ---------         ---------

Cost of revenues:
Database subscriptions and software.......              1,851             2,806
Maintenance and other.....................                 68                58
                                                    ---------         ---------
    Total cost ofrevenues.................              1,919             2,864
                                                    ---------         ---------

    Gross profit..........................              5,124             5,868


Operating expenses:
Sales and marketing.......................              1,390             2,004
Product development ......................              1,484             1,374
General and administrative................              1,260             1,371
                                                    ---------         ---------
    Total operating expenses..............              4,134             4,749
                                                    ---------         ---------

    Income from operations................                990             1,119

Interest income and other, net............                 46                63
                                                    ---------         ---------
    Income before provision for income
      taxes...............................              1,036             1,182

Provision for income taxes................                414               472
                                                    ---------         ---------
    Net income............................          $     622         $     710
                                                    =========         =========
    Net income per common share...........          $     .09         $     .10
                                                    =========         =========

Weighted average number of shares of
  common stock and common stock
  equivalents.............................          7,154,641         7,288,858
                                                    =========         =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)
                       for the six months ended June 30,
                                   _________

                                                         1995              1996
                                                         ----              ----
Revenues:
 Database subscriptions and software........           $12,662           $14,650
 Maintenance and other .....................               991             1,332
                                                     ---------         ---------
    Total revenues..........................            13,653            15,982
                                                     ---------         ---------

Cost of revenues:
 Database subscriptions and software........             3,716             5,167
 Maintenance and other......................               172               105
                                                     ---------         ---------
    Total cost of revenues..................             3,888             5,272
                                                     ---------         ---------
    Gross profit............................             9,765            10,710


Operating expenses:
 Sales and marketing........................             2,733             3,819
 Product development........................             2,965             2,740
 General and administrative.................             2,549             2,695
                                                     ---------         ---------
    Total operating expenses................             8,247             9,254
                                                     ---------         ---------
    Income from operations..................             1,518             1,456

Interest income and other, net..............                79               116
                                                     ---------         ---------
    Income before provision for income taxes             1,597             1,572

Provision for income taxes..................               638               629
                                                     ---------         ---------
    Net income..............................         $     959         $     943
                                                     =========         =========
    Net income per common share.............         $     .13         $     .13
                                                     =========         =========

Weighted average number of shares of common
    stock and common stock equivalents......         7,129,618         7,235,228
                                                     =========         =========


The accompanying notes are integral part of the condensed consolidated financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)
                          for the six months ended June 30,
                                      _________

                                                         1995             1996
                                                         ----             ----
Cash flows from operating activities:
 Net income...............................           $     959         $     943
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization.........                 843             1,091
    Provision for doubtful accounts.......                 125               180
    Deferred income tax expense...........                  --                13
    Changes in assets and liabilities:
       Increase in accounts receivable, net of
         unearned revenue................               (2,289)           (1,345)
       (Increase) in full text database costs..             --              (411)
       (Increase) decrease in other assets.....           (145)              637
       Increase (decrease) in accounts payable.            968              (819)
       Increase in other liabilities...........            183               663
                                                     ---------         ---------
          Cash provided by operating activities.           644               952
                                                     ---------         ---------

Cash flows from investing activities:
 Purchase of short-term investments............         (6,053)          (10,346)
 Redemption of short-term investments at maturity        7,033             8,715
 Capital expenditures..........................         (1,028)             (874)
                                                     ---------         ---------
          Cash used in investing activities....            (48)           (2,505)
                                                     ---------         ---------

Cash flows from financing activities:
 Proceeds from the exercise of stock options...             25                38
 Distribution to S-Corporation stockholder.....           (275)               --
                                                     ---------         ---------
          Cash (used in) provided by financing
             activities........................           (250)               38
                                                     ---------         ---------
 Increase (decrease) in cash and cash
  equivalents..................................            346            (1,515)

 Cash and cash equivalents, beginning of period            100             1,775
                                                     ---------         ---------
 Cash and cash equivalents, end of period......      $     446         $     260
                                                     =========         =========


The accompanying notes are integral part of the condensed consolidated financial statements.

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

2.       Recently Issued Pronouncements
         In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting For Stock-Based Compensation". The Statement allows companies to measure compensation costs in connection with employee stock compensated plans using a fair-value based method or to continue to use an intrinsic-value based method, which generally does not result in compensation cost. The Company currently plans to continue using the intrinsic-value based method as set forth in Accounting Principles Board Opinion No. 25 "Accounting For Stock Issued to Employee's".

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

3.       Line-of-credit Agreement
         Effective February 13, 1996, the Company entered into a line-of-credit agreement for $1.0 million collateralized by the Company's assets, bearing interest at the banks' prime rate plus 1%. There is no specified expiration date for the agreement; however, the agreement is cancelable in writing by either party at any time. There have been no borrowings under this agreement.

4.       Amendment to the Company's 1993 Stock Option Plan
         At the Company's Annual Meeting of Stockholders held on June 12, 1996, the Company's stockholders approved an amendment to the Company's 1993 Stock Option Plan which increased the aggregate number of shares of Common Stock that may be issued thereunder from 450,000 shares to 750,000 shares.

                            OVID TECHNOLOGIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Three and Six Months Ended June 30, 1996 as compared to
                   Three and Six Months Ended June 30, 1995


REVENUES
For the three months ended June 30, 1996, the Company's total revenues increased 24% to $8.7 million versus $7.0 million for the comparable period in 1995. For the first six months of 1996, total revenues increased to $16.0 million, an increase of 17%, from $13.7 million during the first half of 1995. Although the revenue growth was worldwide, network sales in North America, Japan and western Europe were particularly strong during the first six months of 1996.

Revenues from database subscriptions and software increased to $8.1 million in the second quarter of 1996 from $6.6 million during the same period of 1995. These same revenues grew to $14.7 million during the six months ended June 30, 1996 from $12.7 million during the comparable period in 1995. This revenue growth was primarily attributable to an increase in the sale of network configurations to large medical and academic institutions in North America and an increase in sales outside of North America, primarily, Japan, Australia and western Europe.

Maintenance revenues increased 40% to $0.7 million for the three months ended June 30, 1996, from $0.5 million for the same period in 1995. During the six months ended June 30, 1996, maintenance revenues increased 34% to $1.3 million from $1.0 million for the comparable period in 1995. The increase in maintenance revenues is directly attributable to the increase in network sales, which have mandatory maintenance charges of 17% of the first year's software fees.

COST OF REVENUES
Cost of revenues increased 49% to $2.9 million for the second quarter of 1996 from $1.9 million in the same period in 1995. As a percent of revenues, total cost of revenues increased to 33% for the second quarter of 1996 from 27% for the second quarter of 1995. For the six months ended June 30, 1996, total cost of revenues increased 36% to $5.3 million for the first half of 1996 from $3.9 million for the same period in 1995. As a percentage of total revenues, cost of revenues increased to 33% in the first six months of 1996 from 28% in the comparable period in 1995. The increases in cost of revenues as a percentage of total revenues were primarily due to an increase in cost of sales of database subscriptions.

The cost of database subscriptions and software as a percentage of corresponding revenues increased to 35% for the second quarter of 1996 from 28% in the second quarter of 1995. For the six months ended June 30, 1996, total cost of database subscriptions and software increased 35% for the first half of 1996 from 29% in the comparable period in 1995. The increase was primarily due to an increase in royalty expense (due to sales of database subscriptions paying higher royalties to their providers).

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.


SALES AND MARKETING EXPENSES
Sales and marketing expenses increased 44% to $2.0 million during the second quarter of 1996 from $1.4 million for the same period in 1995. As a percentage of total revenues, sales and marketing expenses increased to 23% during the second quarter of 1996 from 20% during the comparable quarter in 1995. Sales and marketing increased to $3.8 million in the first half of 1996 from $2.7 million during the same period in 1995, an increase of 40%. As a percentage of total revenues, sales and marketing expenses increased to 24% in the first six months of 1996 from 20% during the first six months of 1995. Increase in sales and marketing expense is attributable to an increased sales presence in North American academic markets and in several markets outside North America, primarily western Europe and Australia. The Company expects the increase in sales and marketing investment will facilitate continued sales growth in the future. Consequently, the Company expects that sales and marketing expenses will decrease as a percentage of sales over time.

PRODUCT DEVELOPMENT EXPENSES
Product development expenses decreased 7% to $1.4 million during the second quarter of 1996 from $1.5 million during the same period in 1995. For the first half of 1996, product development expenses decreased 8% to $2.7 million for the six months ended June 30, 1996 from $3.0 million for the same period in 1995. As a percentage of total revenues, product development expenses decreased to 16% in the second quarter 1996 from 21% in the same period 1995, and decreased to 17% for the first six months in 1996 from 22% for the same period in 1995. The decrease in product development expenses is related to the shut down of the Company's Albany production facility and decreased costs in 1996 associated with the Company's move in 1995 to Salt Lake City, offset by 1996 increases to full-text development and production costs.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased 9% to $1.4 million in the second quarter of 1996 from $1.3 million during the same period in 1995. As a percentage of total revenues, general and administrative expenses decreased to 16% in the second quarter ended June 30, 1996 from 18% for June 30, 1995. General and administrative expenses increased 6% to $2.7 million during the first half of 1996 from $2.5 million during the same period in 1995. As a percentage of total revenues, general and administrative expenses decreased to 17% in the six months ended June 30, 1996 from 19% for the comparable period in 1995. The percent decrease is primarily attributable to the ability of the Company to increase revenues through new sales and database subscription renewals while controlling the growth of general expenses.

PROVISION FOR INCOME TAXES
The Company recorded a tax provision of $629,000 for the first half of 1996 as compared to $638,000 for the same period in 1995. This represents a 40% effective tax rate for both 1996 and 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.


LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 1996, the Company had cash and cash equivalents of approximately $260,000, and working capital of $6.7 million. Operating activities provided the Company with $1.0 million in cash during the first six months of 1996 as compared to $.6 million during the same period in 1995. The Company's days revenue in accounts receivable, which typically ranges from 80-100 days, is expected to continue and is not expected to significantly impact the Company's liquidity.

The Company's investing activities used cash of $2.5 million during the first six months of 1996, compared to using cash of $48,000 during the same period in 1995. The primary use of cash in 1996 was the purchase $10.3 million of short term investments less $8.7 million of redemptions. During the first half of 1995, the primary source of cash was the redemption of $7.0 million of short term investments less $6.1 million of purchases. The Company's ongoing strategy is to invest excess cash in short-term investments.

The Company's financing activities provided $38,000 from the exercise of stock options for the six months ended June 30, 1996 as compared to $250,000 used in the same period of 1995 related to a distribution to the Company's then S Corporation stockholder. Effective February 13, 1996, the Company entered into a line-of-credit agreement for $1.0 million collateralized by the Company's assets, bearing interest at the banks' prime rate plus 1%. There is no specified expiration date for the agreement; however, the agreement is cancelable in writing by either party at any time. There have been no borrowings under this agreement.

The Company has no major current capital investment commitments and believes that its available cash and cash flow from operations will be sufficient to finance its planned operations and capital requirements for the foreseeable future. The Company anticipates capital expenditures through the second half of 1996 to continue at the current rate.

                           OVID TECHNOLOGIES, INC.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

                  (a) The Company's Annual Meeting of Stockholders was held on June 12, 1996 (the "Annual Meeting").

                  (b) The following matters were voted upon and approved by the Company's stockholders at the Annual Meeting:

                       (i) The election of five directors to serve for the ensuing year. The following nominees were elected as directors of the Company (with the Company's stockholders having voted as set forth below):

    Nominee                          Vote for        Withheld Authority to Vote

 Mark L. Nelson                     5,366,615               8,491
Deborah M. Hull                     5,366,415               8,691
 Martin F. Kahn                     5,366,615               8,491
 Harry Diakoff                      5,366,415               8,691
 John J. Hanley                     5,366,615               8,491

                       (ii) The approval to amend the Corporation's 1993 Stock Option Plan to increase the number of shares which may be issued thereunder. The Company's stockholders voted as follows:

FOR:  4,844,073    AGAINST:  90,522    ABSTENTIONS:  2,325   NON-VOTES:  438,186

                       (iii) The ratification of the appointment of Coopers & Lybrand L.L.P. as the Company's independent certified public accountants for the fiscal year ending December 31, 1996. The Company's stockholders voted as follows:

FOR:  5,368,455      AGAINST:  4,951     ABSTENTIONS:  1,700      NON-VOTES:  0

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Ovid Technologies, Inc.
                                                     ----------------------
                                                     (Registrant)


August 13, 1996
- - - ---------------                                      --------------------------
                                                     Deborah M. Hull
                                                     Chief Operating Officer


August 13, 1996
- - - ---------------                                      --------------------------
                                                     Jerry P. McAuliffe
                                                     Chief Financial Officer