Form 10-Q
period 1996-09-30
OVID TECHNOLOGIES INC
filed 1996-11-14
CIK 922520

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20509

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from .................. to .................


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

                                  ------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .....X..... No .............

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class of Stock            No. of Shares Outstanding            Date
      --------------            -------------------------            ----
        Common                        5,837,432                    10/31/96

                            OVID TECHNOLOGIES, INC.

                                     INDEX
                                   ---------
                                                                          Page
PART I - FINANCIAL INFORMATION                                            ----

Item 1.     Financial Statements (Unaudited):
            Condensed Consolidated Balance Sheets as of
            December 31, 1995 and September 30, 1996                      3

            Condensed Consolidated Statements of Operations for
            the three months ended September 30, 1995 and 1996            4

            Condensed Consolidated Statements of Operations for
            the nine months ended September 30, 1995 and 1996             5

            Condensed Consolidated Statements of Cash Flows
            for the nine months ended September 30, 1995 and 1996         6

            Notes to Condensed Consolidated Financial Statements          7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 8-10

                    PART II - OTHER INFORMATION

Item 1.     Legal Proceedings:
                          None

Item 2.     Changes in Securities:
                          None

Item 3.     Defaults Upon Senior Securities:
                          None

Item 4.     Submission of Matter to a Vote of Securities Holders
                          None

Item 5.     Other Information
                          None

Item 6.     Exhibits and Reports on Form 8-K
            Exhibit 11 - Computation of Net Income Per Common Share       11

                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                     (UNAUDITED)
                                                   ---------------
                                                                         DECEMBER 31,        SEPTEMBER 30,
                                                                             1995                1996
                                                                             ----                ----
ASSETS:
Current assets:
 Cash and cash equivalents.......................................          $  1,775            $    975
 Short-term investments - held to maturity.......................             3,637               5,277
 Accounts receivable, less allowance for doubtful accounts
   of $488 and $627 for 1995 and 1996, respectively..............             7,855               9,656
 Prepaid and other current assets................................               682                 406
 Deferred income taxes...........................................               185                 115
 Income tax receivable...........................................               748                  --
                                                                           --------            --------
    Total current assets.........................................            14,882              16,429
 Equipment and leasehold improvements, net.......................             2,977               2,872
 Full-text database, net.........................................             1,570               1,967
 Deferred income taxes...........................................               355                 295
 Deposits and other assets.......................................               330                 328
                                                                           --------            --------
     Total assets................................................           $20,114             $21,891
                                                                           ========            ========


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Accounts payable................................................          $  2,702             $ 1,732
 Accrued expenses................................................             2,146               3,064
 Customer deposits...............................................               734                 667
 Income taxes payable............................................               465                 449
 Unearned revenue................................................             2,376               2,465
 Obligation under database subscriptions.........................               538                 590
                                                                           --------            --------
    Total current liabilities....................................          $  8,961             $ 8,967
                                                                           --------             -------


Commitments

Stockholders' equity:
 Preferred stock, $.01 par value; 1,000,000 shares
   authorized; no shares issued..................................                --                  --
 Common stock, $.01 par value; 10,000,000 shares
  authorized; 5,699,580 and 5,828,100 shares issued and
  outstanding for 1995 and 1996, respectively....................                57                  58
 Additional paid-in capital......................................             8,058               8,147
 Retained earnings...............................................             3,036               4,725
 Foreign currency translation adjustment.........................                 2                  (6)
                                                                           --------            --------
    Total stockholders' equity...................................            11,153              12,924
                                                                           --------            --------
      Total liabilities and stockholders' equity.................           $20,114             $21,891
                                                                           ========            ========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   ---------

                                                             1995         1996
                                                             ----         ----
Revenues:
Database subscriptions and software...............        $ 6,964       $ 7,493
Maintenance and other.............................            533           714
                                                          -------       -------
    Total revenues................................          7,497         8,207
                                                          -------       -------
Cost of revenues:
Database subscriptions and software...............          2,346         2,647
Maintenance and other.............................             65            31
                                                          -------       -------
    Total cost of revenues........................          2,411         2,678
                                                          -------       -------
    Gross profit..................................          5,086         5,529

Operating expenses:
Sales and marketing...............................          1,414         1,709
Product development...............................          1,338         1,353
General and administrative........................          1,195         1,293
                                                          -------       -------
    Total operating expenses                                3,947         4,355
                                                          -------       -------

    Income from operations........................          1,139         1,174

Interest income and other, net....................             54            69
                                                          -------       -------
    Income before provision for income taxes......          1,193         1,243

Provision for income taxes........................            475           497
                                                          -------       -------
    Net income....................................        $   718       $   746
                                                          =======       =======
    Net income per common share...................        $   .10       $   .10
                                                          =======       =======

Weighted average number of shares of
 common stock and common stock equivalents........      7,214,570     7,265,449
                                                        =========     =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   ---------


                                                         1995              1996
                                                         ----              ----
Revenues:
 Database subscriptions and software................    $19,626           $22,143
 Maintenance and other..............................      1,524             2,046
                                                        -------           -------
    Total revenues..................................     21,150            24,189
                                                        -------           -------

Cost of revenues:
 Database subscriptions and software................      6,062             7,814
 Maintenance and other..............................        237               136
                                                        -------           -------
    Total cost of revenues..........................      6,299             7,950
                                                        -------           -------

    Gross profit....................................     14,851            16,239

Operating expenses:
 Sales and marketing................................      4,147             5,528
 Product development................................      4,303             4,093
 General and administrative.........................      3,744             3,988
                                                        -------           -------
    Total operating expenses........................     12,194            13,609
                                                        -------           -------

    Income from operations..........................      2,657             2,630

Interest income and other, net......................        133               185
                                                        -------           -------
 Income before provision for income taxes...........      2,790             2,815

Provision for income taxes..........................      1,113             1,126
                                                        -------           -------
  Net income........................................    $ 1,677           $ 1,689
                                                        =======           =======
  Net income per common share.......................    $   .24           $   .24
                                                        =======           =======

Weighted average number of shares of common stock
    and common stock equivalents....................  7,130,634         7,162,299
                                                      =========         =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   ---------


                                                              1995             1996
                                                              ----             ----
Cash flows from operating activities:
 Net income.........................................       $ 1,677          $ 1,689
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization...................         1,305            1,685
    Change in deferred tax asset and liability......            --              130
    Provision for doubtful accounts.................           135              139
       Increase in full text database cost..........            --             (815)
       Increase in accounts receivable, net of
        unearned revenue............................        (1,682)          (1,852)
       (Increase) decrease in other assets..........          (175)             278
       Decrease in income tax receivable............            --              748
       Increase (decrease) in accounts payable......           747             (970)
       (Decrease) increase in other liabilities.....          (232)             880
                                                           -------          -------

         Cash provided by operating activities......         1,775            1,912
                                                           -------          -------

Cash flows from investing activities:
Purchase of short-term investments..................        (9,134)         (15,594)
Redemption of short-term investments at maturity....        10,079           13,955
Capital expenditures................................        (1,480)          (1,163)
                                                           -------          -------


          Cash used in investing activities.........          (535)          (2,802)
                                                           -------          -------

Cash flows from financing activities:                           --               --
Proceeds from the exercise of stock options.........            84               90
Distribution to S-Corporation stockholder...........          (275)              --
                                                           -------          -------

          Cash (used in) provided by financing
           activities...............................          (191)              90
                                                           -------          -------

       Increase (decrease) in cash and cash
        equivalents.................................         1,049             (800)

Cash and cash equivalents, beginning of period......           100            1,775
                                                           -------          -------

Cash and cash equivalents, end of period............       $ 1,149          $   975
                                                           =======          =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                            OVID TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.      Basis of Presentation:
        These condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K dated March 28, 1996, as amended, and the historical condensed consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Quarterly operating results are not necessarily indicative of the results which would be expected for the full year.

2.       Recently Issued Pronouncements
         In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting For Stock-Based Compensation". The Statement allows companies to measure compensation costs in connection with employee stock compensated plans using a fair-value based method or to continue to use an intrinsic-value based method, which generally does not result in compensation cost. The Company currently plans to continue using the intrinsic-value based method as set forth in Accounting Principles Board Opinion No. 25 "Accounting For Stock Issued to Employees".

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

                            OVID TECHNOLOGIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995

REVENUES
For the three months ended September 30, 1996, the Company's total revenues increased 9% to $8.2 million versus $7.5 million for the comparable period in 1995. For the first nine months of 1996, total revenues increased to $24.2 million, an increase of 14%, from $21.2 million during the first nine months of 1995. Although the revenue growth was worldwide, network sales in North America, Japan and Australia were particularly strong during the first nine months of 1996.

Revenues from database subscriptions and software increased to $7.5 million in the third quarter of 1996 from $7.0 million during the same period of 1995. These same revenues grew to $22.1 million during the nine months ended September 30, 1996 from $19.6 million during the comparable period in 1995. This revenue growth was primarily attributable to an increase in sales of network configurations to medical and academic institutions in North America and an increase in sales outside of North America, primarily, Japan, Australia and western Europe.

Maintenance revenues increased 34% to $0.7 million for the three months ended September 30, 1996 from $0.5 million for the same period in 1995. During the nine months ended September 30, 1996, maintenance revenues increased 34% to $2.0 million from $1.5 million for the comparable period in fiscal 1995. The increase in maintenance revenues is directly attributable to the increase in network sales, which have mandatory maintenance charges of 17% of the first year's software fees, partially offset by the decrease in hardware maintenance fees resulting from decreased hardware sales.

COST OF REVENUES
Cost of revenues increased 11% to $2.7 million in the third quarter of 1996 from $2.4 million for the same period in 1995. As a percent of total revenues, total cost of revenues increased to 33% for the third quarter of 1996 from 32% for the third quarter of 1995. For the nine months ended September 30, 1996, total cost of revenues increased 26% to $8.0 million for the first nine months from $6.3 million for the same period in 1995. As a percentage of total revenues, total cost of revenues increased to 33% in the first nine months of 1996 from 30% in the comparable period in 1995. The increases in cost of revenues as a percentage of total revenues were primarily due to an increase in cost of sales of database subscriptions.

The cost of database subscriptions and software as a percentage of corresponding revenues increased to 35% for the third quarter of 1996 from 34% in the third quarter of 1995. For the nine months ended September 30, 1996, total cost of database subscriptions and software as a percentage of corresponding revenue increased to 35% for the first nine months of 1996 from 31% in the comparable period in 1995. The increases were primarily due to an increase in royalty expense (due to sales of database subscriptions paying higher royalties to their providers).

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONT.


GROSS PROFIT
Gross profit was $5.5 million for the quarter ended September 30, 1996, compared with $5.1 million for the same period in 1995, representing 67% and 68% of total revenues, respectively. Gross profit was $16.2 million during the nine months ended September 30, 1996, compared with $14.9 million for the same period in 1995, representing 67% and 70% of total revenues, respectively. Changes in gross margin from period to period have resulted primarily from changes in the cost of revenues within each category of revenues, as discussed above.

SALES AND MARKETING EXPENSES
Sales and marketing expenses increased 21% to $1.7 million during the third quarter of 1996 from $1.4 million for the same period in 1995. As a percentage of total revenues, sales and marketing expenses increased to 21% during the third quarter of 1996 from 19% during the comparable quarter in 1995. Sales and marketing increased to $5.5 million in the first nine months of 1996 from $4.1 million during the same period in 1995, an increase of 33%. As a percentage of total revenues, sales and marketing expenses increased to 23% in the first nine months of 1996 from 20% during the first nine months of 1995. The increases in sales and marketing expenses are attributable to an increased sales presence in North American academic markets and in several markets outside North America primarily western Europe and Australia. The Company expects the increase in sales and marketing investment will facilitate continued sales growth in the future. Consequently, the Company expects that sales and marketing expenses will decrease as a percentage of sales over time.

PRODUCT DEVELOPMENT EXPENSES
Product development expenses increased 1% to $1.4 million during the third quarter of 1996 from $1.3 million during the same period in 1995. As a percentage of total revenues, product development expenses decreased to 16% in the third quarter 1996 from 18% in the same period for 1995. For the first nine months of 1996, product development expenses decreased 5% to $4.1 million as compared to $4.3 million for the same period in 1995. As a percentage of total revenues, product development expenses decreased to 17% for the first nine months in 1996 from 20% for the first nine months in 1995. The decrease in product development expenses is related to the shut down of the Company's Albany production facility and decreased costs in 1996 associated with the Company's move in 1995 to Salt Lake City, offset by 1996 increases to full-text development and production costs. The Company expects product development expenses, in the aggregate, to increase; however, these expenses are expected to decrease as a percentage of total revenues.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased 8% to $1.3 million in the third quarter of 1996 from $1.2 million during the same period in 1995. As a percentage of total revenues, general and administrative expenses remained the same at 16% in the third quarter for both 1996 and 1995. General and administrative expenses increased 7% to $4.0 million during the first nine months of 1996 from $3.7 million during the same period in 1995. As a percentage of total revenues, general and administrative expenses decreased to 16% in the nine months ended September 30, 1996 from 18% for the comparable period in 1995. The decrease is primarily attributable to the ability of the Company to increase revenues through new sales and database subscription renewals while controlling the growth of general expenses. The Company expects this trend to continue in the future.

PROVISION FOR INCOME TAXES
The Company recorded a tax provision of $1.1 million for both 1996 and 1995. This represents a 40% effective tax rate for both 1996 and 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONT.


LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 1996, the Company had cash and cash equivalents of approximately $975,000 and working capital of approximately $7.5 million. Operating activities provided the Company with $1.9 million in cash during the first nine months of 1996 as compared to $1.8 million during the same period in 1995. The Company's days revenue in accounts receivable, which typically ranges from 80-100 days, is expected to continue and is not expected to significantly impact the Company's liquidity.

The Company's investing activities used cash of $2.8 million during the first nine months of 1996, compared to using cash of $535,000 during the same period in 1995. The primary use of cash in 1996 was the purchase of $1.2 million of capital equipment and the purchase of $15.6 million of short term investments less $14.0 million of redemptions. During the first nine months of 1995, the primary use of cash was the purchase of capital expenditures of $1.5 million, partially offset by the purchase of $9.1 million and redemption of $10.0 million of short term investments. The Company's ongoing strategy is to invest excess cash in short-term investments.

The Company's financing activities provided $90,000 from the exercise of stock options for the nine months ended September 30, 1996 as compared to $191,000 used in the same period of 1995 related to a distribution to the Company's then S Corporation stockholder. Effective February 13, 1996, the Company entered into a line-of-credit agreement for $1.0 million collateralized by the Company's assets, bearing interest at the banks' prime rate plus 1%. There is no specified expiration date for the agreement; however, the agreement is cancelable in writing by either party at any time. There have been no borrowings under this agreement.

The Company intends to aggressively pursue an initiative to license the rights to electronically distribute a significant amount of scientific, technical and medical related journals. Licensing the content as well as the necessary investment in production will require significant capital resources. However, it is the current belief of the Company that these activities can be financed by its available cash and short-term investments and expected future cash flows from operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Ovid Technologies, Inc.
                                                     (Registrant)


November 13, 1996                                    /s/ DEBORAH M. HULL
-------------------------                            -------------------
                                                     Deborah M. Hull
                                                     Chief Operating Officer


November 13, 1996                                    /s/ JERRY P. McAULIFFE
----------------------                               ----------------------
                                                     Jerry P. McAuliffe
                                                     Chief Financial Officer