Form 10-K
period 1996-12-31
OVID TECHNOLOGIES INC
filed 1997-03-28
CIK 922520

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

                        Commission File Number 0-24326

                            OVID TECHNOLOGIES, INC.
            (Exact name of Registrant as specified in its charter)

Delaware                                              13-3333107
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

333 Seventh Avenue, New York, New York                          10001
(Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code: (212) 563-3006

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $.01 par value.
                             (Title of each class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES   X          NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the Registrant's Common Stock held by non-affiliates at March 5, 1997 (based on the closing sale price for such shares on March 5, 1997 as reported by the NASDAQ Stock Market's National Market and the assumption for this computation only that all directors and executive officers of the Registrant are affiliates): $6,557,478.

Common Stock outstanding as of  March 5, 1997:  5,957,798 shares

                     DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's definitive Proxy Statement relating to the Registrant's Annual Meeting of Stockholders are incorporated by reference into
Part III of this Report.

                                    PART I

ITEM 1. BUSINESS

When used in this discussion, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. The Company's operating results are affected by a wide variety of factors that could materially and adversely affect actual results, including technological changes, changes in relationships with third-party database suppliers and competition from other information retrieval services. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results and stock price. These forward-looking statements speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

         Ovid Technologies, Inc. (the "Company" or "Ovid"), which provides electronic information retrieval services to approximately 77% of the major medical centers in the United States and Canada, believes it is a leading provider of these services to the biomedical and healthcare markets. The Company offers its customers a comprehensive collection of databases licensed from third parties, which are bundled with the Company's proprietary search and retrieval software. Ovid's integrated, single-source solution allows physicians, librarians, students and other researchers to efficiently survey the large and growing collection of biomedical and scientific literature in order to retrieve publications and reference materials applicable to patient care practices and research projects. The Company's single-source information retrieval services provide direct, desktop access to users, regardless of their level of computer-searching expertise.

         Ovid's proprietary software provides the user with the ability to locate quickly and accurately citations and abstracts of biomedical and scientific articles. Distinguishing features of the software include a mapping capability that enables users, regardless of their level of computer-searching expertise, to find relevant information; a common graphical user interface optimized for searching databases under various operating systems (DOS, Windows and UNIX); and navigational tools to help guide users through large databases.

         The Company offers most of its services on an annual subscription basis. In the United States and Canada, the Company's services are subscribed to by approximately 77% of the major medical centers as well as a significant number of research facilities and hospitals, including the Mayo Clinic, Memorial Sloan-Kettering Cancer Center, the Harvard Medical School, Johns Hopkins University School of Medicine, the Centers for Disease Control and Prevention and the University of Alberta. Ovid's services are also subscribed to by major European and Asian organizations, including the British Medical Association, the Max Planck Society, Institut Pasteur, the University of Oslo and the University of Tokyo. During each of the last three years, more than 93% of the subscribers to the Company's services renewed subscriptions with the Company.

         The graphical user interface of the Company's software allows customers to easily upgrade the speed and sophistication of their information retrieval systems without incurring significant retraining or administrative costs. In addition, the Company's annual subscription pricing allows customers to control their information costs and simplify their budgeting process, and enables novice searchers to learn the system without increased expense.

         In March 1994, the Company began offering online services to its customers. The Company offers an online service, including the full text of prominent biomedical journals, over commercial telecommunication networks and the Internet. Access to full-text documents from a user's workstation eliminates the time required to retrieve the full-text of documents from a library or other remote archival storage facility. Online services are offered on a fixed-fee basis which enables customers, primarily institutions, to have unlimited access for an annual access and database subscription fee or on a variable charge basis which is primarily used by physician or other end-user individuals and institutions with limited searching requirements.

INDUSTRY BACKGROUND

         Physicians and medical and scientific researchers rely upon information retrieval processes to locate biomedical and scientific publications applicable to their patient care practices and research projects. The volume of this literature has been expanding rapidly as a result of, among other things, significant scientific advancements and increased worldwide funding of scientific and medical research. As a consequence, traditional methods of identifying pertinent information, such as browsing journals, attending conferences, consulting with colleagues and performing manual library research have become increasingly time consuming and, the Company believes, inadequate. Accordingly, the demand for rapid and efficient electronic biomedical information retrieval services has continued to escalate.

         In an early response to this growing demand, mainframe-based information retrieval systems offering access to bibliographic databases became available in the early 1970's. However, due to the complexities and high cost of these systems, their effective use was limited primarily to librarians and other professional searchers. The resulting inability of medical professionals and researchers to retrieve information directly often produced delays and increased costs.

         Several technological advances in the last decade, including significant decreases in the cost of data storage, the development of inexpensive, powerful personal computers and the advent of computer networks, the Internet and easy-to-use interfaces, have allowed organizations to make large databases available locally, on a fixed-cost basis. These advances significantly increased the potential user market for electronic information retrieval services.

         Initially, electronic information retrieval services, both local and online, only provided access to bibliographic information. After relevant citations were identified, the searcher had to retrieve the full text of the articles from a library or through a document retrieval service, causing additional time delays for the physician or researcher requiring the information. In the 1980's, several electronic retrieval services began to provide the text of articles, but these services were unable to provide important illustrative information, such as color photographs, graphics and tables, which were part of the original article, as well as electronic links to other referenced information. The Company believes that with existing and developing technologies and protocols, user expectations and market demand will lead to more widespread use of electronic full-text products.

OVID PRODUCTS AND SERVICES

         The Company offers its customers a comprehensive collection of databases licensed from third parties, which are bundled with the Company's proprietary search and retrieval software. Databases

         The databases offered by the Company are licensed from various governmental entities, not-for-profit associations and commercial businesses which compile and abstract information from a variety of sources. The databases are licensed from information providers and publishers on a non-exclusive basis for terms ranging from one to five years. Certain of the databases licensed from governmental entities, including Medline (for domestic distribution), are royalty-free. The remaining databases require royalty payments to the information provider ranging from 2% to 85% of net database subscription revenues. The Company generally pays an average royalty of 30% to the original publishers.

         Approximately 90% of the Company's customers subscribe to the Medline database, a bibliography of the world's leading biomedical literature, produced by the National Library of Medicine. The National Library of Medicine compiles the database and licenses third parties, including Ovid, to distribute the database in electronic form. The Company's licensing agreement with the National Library of Medicine is perpetual, subject to the right of either party to cancel the agreement on 90 days written notice, and grants Ovid a license to use the database on a royalty free basis in the United States and for a relatively low royalty internationally. Other databases that are frequently subscribed to by the Company's customers are CINAHL, a bibliography of nursing literature produced by CINAHL Information Systems, and PsycLIT, a bibliography of psychological literature, produced by the American Psychological Association, a not-for-profit professional society.

         Most databases are updated either weekly or monthly. In addition to stand-alone CD-ROM's, local CD-ROM's and magnetic networks, the Company offers an extensive collection of bibliographic databases online. In addition, Ovid distributes the full text of recently published and archival articles from over 60 leading biomedical and scientific journals and other publications. The Company has developed software capable of displaying color illustrations, graphics and tables as contained in the original print format of these articles. These bibliographic and full-text databases are accessed online via commercial telecommunication networks or the Internet. The full-text database can be searched either through an automatic link feature after searching and identifying articles in a bibliographic database or by a free text search of the database itself. Ovid enhances the utility of the database through extensive pre-loading editorial work which standardizes the organization of the articles and normalizes the use of symbols, abbreviations and other scientific representations.

         The Company intends to expand its revenues from the biomedical and healthcare markets by, among other things, increasing the number of bibliographic databases offered and expanding the amount of full-text material accessible through the Company's services. To help implement this strategy, the Company has licensed 15 additional biomedical, scientific and academic databases in the last year. In addition the Company has licensed the rights to distribute an additional 300 biomedical and scientific journals.

Software

         In 1988, the Company introduced a single user CD-ROM product with features designed to be responsive to the manner in which users conduct literature searches. In 1990, the Company introduced network products utilizing CD-ROM and magnetic storage. The products were initially developed to run under the Novell network operating system. These products allow users to conduct searches from personal computers on the customer's network at speeds superior to remote, mainframe-based systems and at a fixed annual cost.

         In 1993, the Company introduced OVID, a new version of its search and retrieval software, following a development and testing program that began in 1991. OVID, written in C++, an object-oriented language, includes a consistent graphical user interface for the DOS, Windows and UNIX operating systems. Ovid's core software may be efficiently ported to new platforms or can be easily extended as new features are released. The Company's software has a number of innovative features, including:

o Mapping to controlled vocabulary -- allows the novice searcher to use non-technical terms in a search request; OVID automatically prompts the user to select the correct term from the database's controlled vocabulary for the most accurate and thorough retrieval results.

o On-screen support -- a complete help system that provides guidance on the use of the software at every stage of the user's search session.

o Index display -- allows the user to view all indices and their descriptions, to scroll alphabetically through index terms and to mark index terms as search terms with a single keystroke.

o Integrated thesauri -- a searching aid that graphically displays controlled vocabulary terms and scope notes, which are easily tagged as search terms.

o Compression algorithm -- reduces storage requirements which increases speed of retrieval and lowers hardware costs.

         The software includes system administration options that enable custom-tailoring of features to best serve specific user populations. These options include statistics-gathering modules for assessing user searching histories and preferences and the capability for creating and displaying extensive local journal holding messages, with links to appropriate journals. Local journal links identify articles contained in the customer's library, enabling the user to limit searches to those articles.

         The OVID software has been designed to operate in a single-user system or as part of a network. OVID software has been designed with a client-server architecture which in a network environment, separates the retrieval processing from the user interface. This enables efficient access across networks and the Internet.


Pricing Structure

         Ovid structures its pricing to build recurring subscription revenue. All stand-alone CD-ROM and network-based systems customers pay an annual fee for each database they receive. In addition, network customers pay a software license fee for Ovid's software. The amount charged to the network customers for both the databases and the software is determined by the number of users who can gain access at the same time to each database. Concurrent-user pricing permits institutions to upgrade their systems as demand grows and also to vary the level of access to individual databases as usage patterns change.

         Typically, network customers pay one-time software fees of $2,500 to $3,000 per concurrent-user. The average network customer spends approximately $25,000 in first-year software fees. Thereafter, network customers are charged an annual software maintenance fee currently calculated at 17% of the first-year software fee. In addition, network customers are charged an annual database subscription fee that ranges from $1,000 to $30,000 per database. The average annual database charge for network customers is approximately $12,000. Subscribers to single-user CD-ROM databases generally pay between $3,000 and $5,000 per year in database subscription fees.

         Online customers can select either a variable usage-based fee plan for system access and document display or a fixed-fee annual subscription option for online database searching, including database and system access charges based on the number of concurrent-users who can gain access to the system. The Company believes that the ability of its customers to budget their total expenses by choosing the fixed-fee option will have particular appeal to institutions that wish to allow all their members, including students and others with limited budgets, to have access to the Company's services.

CUSTOMERS

         During each of the past three years, no single customer accounted for more than 3% of that year's total revenues. As of December 31, 1996, the Company had approximately 700 customers for its local network services, 2,500 customers for its stand-alone CD-ROM systems and 3,000 customers with active passwords for its online services.

         The Company's products have been sold primarily to libraries in major medical centers, large and medium-sized hospitals, pharmaceutical and biotechnology companies, and other biomedical institutions throughout North America, Europe, Australia and Asia. The Company estimates that its systems have been sold to and are installed in more than 77% of the major medical centers, as well as a significant number of research facilities and academic institutions, in the United States and Canada. The Company believes that hospitals of all sizes, pharmaceutical companies and individual physicians and small practice groups, as well as entities and individuals engaged in business in other scientific, technical and academic markets with similar information seeking characteristics, both domestic and international, provide a sizable market for the Company's current and proposed products and services.

         The following is a list of certain institutional customers which made initial purchases of the Company's network systems and services and which provide the Company with recurring annual revenues ranging from approximately $10,000 to $660,000:

MEDICAL CENTERS AND ACADEMIC INSTITUTIONS (U.S.)
Albert Einstein College of Medicine of Yeshiva
  University
Beth Israel Medical Center, NY
Cedars-Sinai Medical Center
Centers for Disease Control and Prevention
Children's Hospital of Boston
Claremont Colleges
The Cleveland Clinic Foundation
Columbia University
Dalhousie College Fred Hutchinson Cancer Research Center
Harvard University
Henry Ford Hospital Hennepin County Medical Center
Johns Hopkins University School of Medicine
Loyola University of Chicago
Marquette University
Massachusetts General Hospital
The Mayo Clinic
National Institutes of Health
Northwestern University
Oregon Health Sciences University
Pennsylvania State University College of Medicine
Purdue University
Rutgers University
The Scripps Research Institute
Texas A&M University
University of Arizona
University of Chicago
University of Illinois Urbana and Chicago
University of Miami School of Medicine
University of Minnesota
University of Missouri
University of North Carolina
University of Pennsylvania
University of Texas
University of Virginia School of Medicine
University of Washington Medical Center
University of Wisconsin Medical School
Vanderbilt University Medical Center
Washington University School of Medicine
Yale-New Haven Medical Center

MEDICAL CENTER AND ACADEMIC INSTITUTIONS (CANADA)
The Hospital for Sick-Children-Toronto
McGill University
Montreal Neurological Institute
Queen's University
Royal Victoria Hospital of Montreal
The Toronto Hospital
University de Sherbrooke Faculte de Medicine
University of Alberta
University of British Columbia
University of Calgary Faculty of Medicine
University of Montreal
University of Ottawa
University of Toronto
University of Western Ontario



MEDICAL CENTERS AND ACADEMIC INSTITUTIONS (EUROPE)
Erasmus University
Institut Pasteur
Institute Curie
Karolinska Institute
London Hospital Medical College
Max Planck Society
University of Copenhagen
University of Freiburg
University of Oslo
University of Lausanne
University of Zurich

MEDICAL CENTERS AND ACADEMIC INSTITUTIONS (ASIA AND AUSTRALIA
Kaoshiung Medical College, Taiwan
Nippon Medical School, Japan
Monash University, Australia
University of Auckland, New Zealand
University of New South Wales, Australia
University of Otago, New Zealand
University of Sydney, Australia
University of Tokyo Medical School, Japan
University of Western Australia
Walter & Eliza Hall Research Institution, Australia

CONSORTIA AND ASSOCIATIONS
Arizona Health Information Network (AZHIN)
British Medical Association
Colorado Alliance of Research Libraries
Council of Australian University Libraries (CAUL)
Health Sciences Library Consortium of Pennsylvania
Minitex Consortium
OhioLINK
TexShare

PHARMACEUTICAL AND BIOTECHNOLOGY COMPANIES
Boehringer Ingelheim Pharmaceuticals, Inc.
Fisons Corporation
Janssen Pharmaceuticals
Marion Merrell Dow, Inc.
Roche Bioscience
SmithKline Beecham Pharmaceuticals
Wyeth - Ayerst
RW Johnson
Solvay Pharmaceuticals

SALES AND MARKETING

         The Company's sales and marketing organization, consisting as of January 23, 1997 of 31 employees in the United States and 14 employees based overseas, operates from the Company's headquarters in New York City and five sales offices in domestic and foreign cities. The international direct sales and marketing organization is complemented by approximately 45 distributors.

North America

         The Company utilizes telemarketing for its stand-alone CD-ROM subscriptions and online service and its direct sales force for network subscriptions and large online prospects. Sales prospects include librarians, MIS personnel and other senior administrators at medical centers, hospitals, academic libraries and pharmaceutical companies and other biomedical institutions.

         The Company develops sales prospects through direct mail campaigns, advertising and participation in trade shows. Significant sales opportunities also arise from customer referrals. The Company is conducting a public relations program to generate additional trade press coverage and is publishing in-house "white papers" describing the Company's products and services. The Company's customer communications program includes user newsletters, online forums, electronic bulletin boards and user group meetings.

International

         Outside of North America, the Company's products are sold by its own sales force and by independent distributors. Ovid continuously evaluates potential distribution partners who may provide improved access to vertical or geographical markets. The Company maintains a direct sales and technical support office in London and sales support offices in Amsterdam, Paris and Sydney which work with distributors throughout Europe and the Pacific Rim.

PRODUCT DEVELOPMENT

         The Company is committed to enhancing existing products and developing new products in response to market demand. New products and product enhancements are designed to keep pace with offerings from competitors, adapt to new hardware platforms and emerging industry standards, including the Internet and world wide web, and provide additional user-responsive functionality. In addition, Ovid offers its customers technical support through a toll-free telephone number as well as an Internet connection, using both e-mail and electronic bulletin boards and the Company's home page on the world wide web.

         The Company's technical support department is comprised of three groups specializing in the requirements of stand-alone, network and online users, respectively. The network technical support group is also responsible for the installation of Ovid network software either through on-site installation or through remote installation from the Company's offices. The processes are believed to provide valuable feedback on the performance characteristics of the Company's products and customer demands that can be incorporated into product development.

COMPETITION

         The market for electronic information retrieval services is intensely competitive and rapidly changing. The Company currently has several categories of competitors, including CD-ROM database vendors, online information vendors (including those which are fee-based and advertising supported), library automation companies and text retrieval software companies. The Company expects that competition from these sources will increase and new competitors will enter the market as the Company continues to grow.

         Many of the Company's existing and potential competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources than the Company. Furthermore, as the market for biomedical and scientific electronic information retrieval services grows, a number of companies with significantly greater resources than the Company could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors of the Company or by introducing products or services specifically designed to challenge the Company's position.

         The principal competitive factors affecting the market for the Company's products and services include vendor and product reputation, breadth of product and service offerings, direct sales presence, key distributor relationships, product performance, functionality, price, ease of use, architecture, platform coverage and quality of support. Based on these factors, the Company believes that it has competed effectively to date. The Company expects competition to increase and such increased competition could result in price reductions and loss of market share for the Company. The Company believes it must continue to introduce enhancements to its existing products and services and to add new products and services in a timely manner in order to remain competitive. There can be no assurance that the Company will be able to compete successfully or that its present or future competitors will not exert significant competitive pressures on the Company.

PROPRIETARY RIGHTS

         The Company regards its software as proprietary and attempts to protect it with a combination of license agreements with customers, internal security procedures and reliance upon copyright law. As is customary in the software industry, in order to protect its intellectual property rights, the Company does not sell or transfer title to its software products to customers. To protect the Company's software products, each of the Company's customers is required to enter into a non-exclusive, non-transferable license agreement. The Company's current standard form of license agreement limits the use of the Company's software to the customer's internal operations. In addition, the Company requires all of management and other key personnel to sign confidentiality agreements covering the Company's proprietary rights. In October 1994, the Company received copyright registration of the OVID software design. The Company does not rely on patent protection for its software products.

         There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products or Corporate names or logos or that any such assertion will not result in costly litigation or require the Company to obtain a license to intellectual property and other rights of third parties. There can be no assurance that such licenses will be available on reasonable terms or at all. As the number of such software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend.

EMPLOYEES

         As of January 23, 1997, the Company had 174 full-time employees, consisting of 39 in product development and programming, 23 in production, 45 in sales and marketing, 25 in technical support and customer service and 42 in finance and general administration. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage.

         The Company believes it maintains competitive compensation, benefits, equity participation and work environment policies to assist in attracting and retaining qualified personnel. The Company believes its relationship with its employees is good.

RISK FACTORS

The following risk factors should be considered carefully in addition to the other information contained in this Report.

         Ability to Respond to Technological Change. Ovid's future success will depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments and evolving industry standards, respond to changes in customer requirements and achieve market acceptance. The Company believes it must continue to respond to customers' needs for broad functionality and multiple platform support. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's business, operating results, financial condition and liquidity. At various times in the Company's operating history, it has experienced significant delays in product development and introduction, resulting in a delay in the realization of revenues from these products and the incurrence of additional software development costs. There can be no assurance that Ovid will be successful in developing and marketing new products and services or product and service enhancements on a timely basis or that the Company will not experience significant delays in the introduction of new products and services. In addition, there can be no assurance that new products and services or product and service enhancements developed by the Company will achieve market acceptance. See "Business - Product Development."

         Dependence on Proprietary Technology. The Company's success is heavily dependent upon its proprietary software. Ovid does not have any patents on any of its technology and relies upon its license agreements with customers, copyright law and internal confidentiality procedures to protect the trade secrecy of its products. The Company has entered into confidentiality agreements with its employees, its management and key personnel. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to prevent misappropriation of its technology by third parties or will be adequate under the laws of some foreign countries, which may not protect the Company's proprietary rights to the same extent as do the laws of the United States. In addition, there can be no assurance that third parties will not assert successfully technology infringement claims against the Company. See "Business - Proprietary Rights."

         Competition. The market for information retrieval services is intensely competitive and rapidly changing. The Company's competitors include CD-ROM database vendors, online information vendors (including those which are fee-based and advertising-supported), library automation companies, text retrieval software companies, and publishing companies. The Company expects that competition from these sources will increase. Furthermore, it is likely that new competitors will enter the market as the market continues to grow. Some of the existing and potential competitors have larger technical staffs, more established and larger marketing and sales organizations, better developed distribution systems and significantly greater financial resources than the Company. Furthermore, as the market for information retrieval services grows, a number of companies with significantly greater resources than the Company could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors of the Company or by introducing products specifically designed for the scientific, technical and medical markets. There can be no assurance that existing or new competitors will not develop products or provide services that are superior to the Company's products or services or achieve greater market acceptance. Increased competition could result in price reductions and loss of market share for the Company. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, operating results, financial condition and liquidity. See "Business - Competition."

         Risks Associated with the Expansion and Distribution of a Full-Text Product. The introduction of a full-text product, with accompanying color illustrations, graphics and tables of original source documents, involves significant risks which could have a material adverse effect on the Company's financial performance. The Company's initiative to expand its full-text offerings includes significant financial investments in the form of production costs and prepaid licensing fees. There can be no assurance that publishers of biomedical and scientific journals will renew existing licensing agreements or that royalty fees for full-text data charged to the Company by such publishers will not be significantly increased. In addition, the development and production costs of a graphics presentation capability as a component of the full-text product may exceed costs estimates. A delay in the expansion and distribution of the full-text database product or a significant overrun in the cost to develop the full-text product could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the earlier or concurrent development of a comparable full-text product by any of the Company's competitors, may of whom have significantly greater financial resources than Ovid, could have a material adverse effect on the Company. See "Risk Factors - Ability to Respond to Technological Change" and "--Competition" and "Business."

         Dependence on Key Personnel. Ovid's success depends in large part upon the continued services of Mark Nelson, Ovid's Founder, President and Chief Executive Officer, and Deborah Hull, Chief Operating Officer of the Company. The loss of the services of one or both of these key employees would have a material adverse effect on the Company. The Company has obtained a key man life insurance policy on the life of Mr. Nelson in the amount of $2 million; no such policy has been or is intended to be obtained on the life of Ms. Hull. The Company's success also will depend in significant part upon the continued service of many of its highly skilled personnel involved in research and development, sales and marketing, programming and technical support and customer service, and upon its ability to attract and retain additional highly qualified employees. The Company's employees may voluntarily terminate their employment with the Company at any time. Competition for such personnel in the electronic information services industry is intense, and there can be no assurance that the Company will be successful in retaining its existing personnel or attracting and retaining additional personnel.

         Dependence on Third-Party Suppliers. The Company licenses databases on a non-exclusive, royalty basis from governmental entities, not-for-profit associations and commercial businesses. These contractual arrangements typically have terms ranging from one to five years. As part of its growth strategy, the Company anticipates offering its customers additional information, licensed from third parties including third parties with whom the Company has no existing relationship. Historically, the Company has not experienced difficulty in renewing its database and full-text journal licenses with any licensers, although there can be no assurance that the licenses will continue to be renewed or be made available to the Company on terms acceptable to the Company. Any interruption in the Company's relationship with key database suppliers could have a material adverse effect on the Company's business, operating results, financial condition and liquidity. Medline, licensed from the National Library of Medicine, a division of the Department of Health and Human Services of the Federal Government, was subscribed to by approximately 90% of the Company's subscribers at December 31, 1996. The licensing agreement with the National Library of Medicine for Medline and various other databases is perpetual, subject to the right of either party to cancel the agreement on 90 days prior written notice. Medline is licensed by the Company on a royalty-free basis in the United States and for a small royalty internationally. There can be no assurance that this license will not be canceled by the National Library of Medicine or that direct access to Medline or other databases will not be offered generally to the public for free or at prices significantly lower than those charged by the Company to its present and potential subscribers. In addition, the Company has recently experienced an increase in cost of goods sold due to an increase in the number of databases with higher royalty costs. This trend is expected to continue as the Company plans to distribute a higher percentage of databases from commercial businesses, which tend to charge royalty rates greater than those charged by governmental entities and not-for-profit associations. In addition, there can be no assurance that the royalties charged to the Company by third parties to license their databases and full-text journals will not be increased significantly as contracts expire. Any such cancellation or significant decrease in prices charged to the public or increase in royalties charged by third-party suppliers would have a material adverse effect on the Company's business, operating results, financial condition and liquidity. See "Business -- Ovid Products and Services."

         Limited Operating History. The Company has a limited operating history and the revenue growth rates and profitability experienced by the Company to date may not be indicative of its future growth and profitability. Future results of operations may fluctuate significantly based upon numerous factors including the timing of new product introductions by competitors and by the Company, investment cycles in the information retrieval industry, the rate of customer acceptance of new products and upgrades, the Company's product mix and Ovid's level of international sales.

         Variability of Quarterly Operating Results. Ovid has experienced, and may experience in the future, quarter-to-quarter fluctuations in its operating results. Factors such as the timing of new product introductions and upgrades, the timing of significant orders received, the variability of customers' annual budgetary allocations, the mix of products sold and the mix of domestic and international revenues could contribute to this quarterly variability. Ovid's financial performance has historically been somewhat stronger in the fourth quarter than in the other fiscal quarters, primarily as a result of customer budgeting cycles and the Company's sales force compensation structure. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Overview."

         Revenues Derived from International Sales and Foreign Operations. The Company's products are sold Internationally by the Company and by distributors acting on its behalf, primarily to customers in Europe, Asia and Australia. Revenues from sales to customers outside North America accounted for 32% of the Company's total revenues in 1996. International sales and foreign operations are subject to inherent risks, including longer payment cycles, greater difficulty in accounts receivable collection, compliance with foreign laws, changes in regulatory requirements, tariffs or other barriers, difficulties in obtaining export licenses and in staffing and managing foreign operations, exposure to currency exchange fluctuations and political instability. Although substantially all the Company's sales and costs are negotiated and paid in US dollars, changes in the values of foreign currencies relative to the value of the US dollar can negatively impact international sales of the Company's products and the Company's foreign operations. The Company's international business performance may also be materially adversely affected by the financial stability and technical, marketing and sales resources devoted by distributors to sales of the Company's products and subsequent customer support. Although these risks, including the risks associated with currency exchange fluctuations, have not had any material adverse effect on the Company to date, there can be no assurance that risks inherent in international sales and foreign operations will not have a material adverse effect on the Company in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Control by Principal Stockholder. As of December 31, 1996, the Company's Founder, President and Chief Executive Officer, Mark Nelson, owned approximately 69% of the outstanding Common Stock (57% of the Common Stock on a fully diluted basis). As a result, Mr. Nelson will effectively have the ability to control the Company and direct its affairs and business, including the election of all Ovid's directors.

         Dividend Policy. The Company has never declared or paid cash dividends on its capital stock, other than distributions made when the company was an S Corporation prior to its initial public offering. The Company currently intends to retain all its earnings following the offering to finance the expansion and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

         Certain Anti-Takeover Provisions. The Board of Directors of the Company is authorized to issue shares of Preferred Stock in one or more series, and to fix the rights, preferences, privileges and restrictions of those shares, without any further vote or action by the stockholders. The potential issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Common Stock at a premium over the market price of the Common Stock and may adversely affect the market price of, and the voting and other rights of the holders of, Common Stock. The Company currently has no plans to issue shares of Preferred Stock. See "Description of Capital Stock -- Preferred Stock."

                                  MANAGEMENT

EXECUTIVE OFFICERS

         The following table sets forth certain information with respect to the executive officers and significant employees of the Company:

NAME                                AGE              POSITION
Mark L. Nelson                      39               Founder, President and Chief Executive Officer
Deborah M. Hull                     52               Chief Operating Officer
Jerry P. McAuliffe                  33               Chief Financial Officer
Carleen E. Nelson                   33               Vice President, Worldwide Sales and Marketing
Jeffrey A. Hoerle                   29               Vice President, Operations

         Mr. Nelson is the Founder and has been the President and Chief Executive Officer of Ovid since its inception in 1985. Prior thereto, Mr. Nelson was with Kaim Associates Inc., a consulting firm that specializes in the retrieval, evaluation and management of medical and pharmaceutical information. He has a Bachelors Degree and a Masters Degree in English Literature from Columbia University.

         Ms. Hull, Ovid's Chief Operating Officer, joined the Company in November 1990. Prior to joining Ovid, Ms. Hull was General Manager of ERM Computer Services for one year, in charge of production, product development, acquisitions and sales.

         Mr. McAuliffe, Ovid's Chief Financial Officer, joined the Company in July 1991. From August 1986 to July 1991, Mr. McAuliffe was employed by Coopers & Lybrand, most recently as a Senior Associate. He has a Bachelors Degree from Pace University and is a Certified Public Accountant.

         Ms. Nelson, Ovid's Vice President, Worldwide Sales and Marketing, joined the Company in 1988. She is a graduate of Loyola Marymount University. Mr. Mark Nelson and Ms. Carleen Nelson are brother and sister.

         Mr. Hoerle, Ovid's Vice President, Operations, joined the Company in April 1993. Mr. Hoerle was employed at Macmillan Publishing Inc., from October 1991to February 1993, as Production Assistant and Electronic Text Manager. He has a Bachelors Degree from Yale University and a Masters in Business Administration from Columbia University.

         Subject to the terms of applicable employment agreements, officers serve at the discretion of the Board of Directors.

ITEM 2. PROPERTY

         The Company's corporate headquarters are located in New York, in a leased facility of approximately 20,000 square feet of office space occupied under a lease expiring January 31, 2004. The Company leases additional facilities and offices, including a 23,000 square foot operating facility in Salt Lake City, under a lease expiring March 31, 2007 and has sales and support offices in London, Amsterdam and Sydney, each of which occupy limited space with various terminations. The Company feels that suitable additional or alternate space sufficient to serve the Company's foreseeable needs will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

         The Company's Common Stock is listed on the NASDAQ Stock Market's National Market (the "National Market") under the symbol OVID. The following table sets forth, for the periods indicated, the high and low sale prices per share of the Company's Common Stock from June 14, 1994, the date of the Company's initial public offering, through December 31, 1996, as listed on the National Market and reported by the National Quotation Bureau Incorporated.

                                            HIGH             LOW
1995
First Quarter.............................  10               8 1/2
Second Quarter........................      11 1/4           8 1/2
Third Quarter...........................    14 1/2          10 1/2
Fourth Quarter.........................     12 1/2           6 3/4

1996
First Quarter.............................   9               7
Second Quarter.........................     11 1/2           5 3/4
Third Quarter............................   11 1/8           8 1/4
Fourth Quarter..........................    10 3/4           7 3/4


         On March 25, 1997, there were 45 holders of record and an estimated 1,016 beneficial owners of the Company's Common Stock.

         The Company has never declared or paid a cash dividend on its Common Stock, other than S Corporation distributions to Mark Nelson, relating to earnings prior to the Company's public offering. The Company currently intends to retain all its earnings to finance the expansion and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following tables set forth selected historical consolidated statement of operations and balance sheet data for the Company. The following data should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Annual Report on Form 10- K. The selected consolidated statement of operations data of the Company and the selected consolidated balance sheet data have been derived from the consolidated financial statements of Ovid audited by Coopers & Lybrand L.L.P., independent accountants whose report with respect to the consolidated statements of operations for the three years ended December 31, 1996 and to the consolidated balance sheets as of December 31, 1995 and 1996 is included elsewhere in this Annual Report on Form 10-K.


                                                                             YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------------------------------
                                                       1992           1993           1994           1995           1996
                                                       ----           ----           ----           ----           ----
STATEMENT OF OPERATIONS DATA:
(in thousands, except per share data)


Revenues...........................................  $9,674        $11,107        $22,229        $29,323        $33,605
Gross profit.......................................   6,532          8,189         14,690         20,358         22,661

Income from operations.............................     301            845          1,900          3,928          4,342
Income before income taxes.........................     266            798          1,937          4,122          4,595
Net income.........................................     266            702          1,486          2,469          2,756

Net income per share...............................                                   .23            .35            .39

Pro Forma Data (Unaudited):
Historical income before income taxes..............  $  266        $   798        $ 1,937
Pro forma provision for income taxes...............      --            263            836
                                                    -------       --------       --------
Pro forma net income...............................  $  266        $   535       $  1,101
                                                    =======       ========       ========
Pro forma net income per share.....................                $   .09       $    .17
                                                                  ========       ========



                                                                               DECEMBER 31,
                                                       -----------------------------------------------------------------
                                                       1992           1993           1994           1995           1996
                                                       ----           ----           ----           ----           ----
BALANCE SHEET DATA:
(in thousands)

Working capital (deficit)............................ ($143)       $   367        $  3,241       $ 5,921        $ 8,758
Total assets......................................... 2,989          4,880          14,582        20,114         26,462
Long-term debt, less current portion................    222            342             --             --             --
Total stockholders' equity...........................   287            820          7,849         11,153         14,611




See Notes 4 and 5 to Notes to Consolidated Financial Statements regarding the Company's initial public offering and business acquisition in 1994. In respect to the pro forma data see Notes 2 and 7 to Notes to Consolidated Financial Statements regarding the Company's change in tax status to a C Corporation in 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION

OVERVIEW

         The Company's revenues are derived from database subscriptions, which include CD-ROM subscriptions and online access and usage fees, proprietary software licenses and software maintenance agreements. Revenues are comprised of both recurring revenues from the Company's installed customer base and from first time sales. Several revenue trends have emerged as the Company's domestic and worldwide sales have grown. Recurring revenues, comprising annual renewals of database subscriptions and mandatory software maintenance for all network customers, have become an increasingly larger component of the Company's revenues, growing from 27% of total revenues in 1994 to 48% of total revenues in 1996. Royalty fees to third-party data providers, which represent the largest component of costs related to database subscription revenue, has increased from 21% to 32% of database subscription revenue between 1994 and 1996, as the Company continues to distribute a higher percentage of databases from commercial businesses, which tend to charge royalty rates greater than those charged by governmental entities and not-for-profit associations. Revenues from operations outside of the United States have increased from 19% of total revenues in 1994 to 32% in 1996, with the addition of international sales personnel and the use of third-party distributors. Although the rate of change may vary, management expects each of these trends to continue.

         The Company's marketing, pricing and customer support objectives focus on generating recurring revenue from annual database subscriptions and software maintenance contracts. This business model provides a relatively predictable revenue stream. Renewal revenue from annual database licenses and software maintenance contracts has increased from $6.1 million in 1994 to $9.1 million in 1995 and to $16.2 million in 1996. For each of the last 3 years, more than 93% of the Company's subscribers have renewed subscriptions with the Company, reflecting market acceptance of the Company's integrated solution.

         On June 14, 1994, the Company completed an initial public offering of 1,300,000 shares of its Common Stock. The offering consisted of 1,182,000 shares of previously unissued shares by the Company and 118,000 shares from selling stockholders immediately following their exercise of stock options. On July 14, 1994, the Company issued an additional 115,000 shares of its Common Stock pursuant to a 30-day over allotment option provided to the underwriters of the initial public offering. Proceeds to the Company from the public offering (including the shares sold pursuant to the exercise of the overallotment option) net of costs, totaled approximately $6.6 million.

         The Company has experienced quarter-to-quarter fluctuations in its operating results, primarily due to the timing of new product introductions and upgrades of existing products, the timing of significant orders received, the variability of customers' annual budgetary allocations, the mix of products sold and the mix of domestic and international revenues. Ovid's financial performance has historically been somewhat stronger in the fourth quarter than in the other fiscal quarters, primarily due to customer budgeting cycles. The Company expects quarterly fluctuations in financial results to continue.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996


Revenues

         Total revenues increased 32% from $22.2 million in 1994 to $29.3 million in 1995 and 15% to $33.6 million in 1996. The increases in total revenues from 1994 to 1995 and from 1995 to 1996 resulted predominately from increases in database subscriptions and software usage during these years rather than from an increase in prices.

         Revenues from database subscriptions and software increased 37% from $19.8 million in 1994 to $27.2 million in 1995 and 13% to $30.8 million in 1996. Database subscription revenues represent annual database fees charged to Ovid customers and database access and usage fees related to the Company's online service. Software revenues represent first year fees charged to all network customers, based on the number of users who are authorized to access the system concurrently, plus additional fees charged to installed customers for subsequent increases in the number of authorized concurrent-users. There are no separate software charges for stand-alone customers as all database and software charges are included in the annual database subscription fee. The increase in these revenues from 1994 to 1996 was primarily attributable to an increase in the sale of network configurations and annual online contracts in North America, Australia, Japan and various parts of Europe. More than 93% of the Company's subscribers worldwide have renewed their annual database subscriptions, over the last three years.

         Revenues from maintenance and other decreased 11% from $2.4 million in 1994 to $2.1 million in 1995 and increased 30% to $2.8 million in 1996. Hardware sales decreased from $736,000 in 1994 to $71,000 in 1995. Maintenance revenues consist of mandatory software maintenance fees charged to all network customers at the annual rate of 17% of the original software license fee and optional annual hardware maintenance fee of 15% of the hardware sales price. Maintenance revenues increased by $400,000 and $700,000, respectively, in 1995 and 1996, directly attributable to the increase in network sales, partially offset by the virtual elimination of hardware maintenance fees resulting from the planned decrease in hardware sales.

Cost of Revenues

         The total cost of revenues was $7.5 million in 1994, $9.0 million in 1995 and $10.9 million in 1996, representing 34%, 31% and 33% of total revenues in 1994, 1995 and 1996, respectively. The percentage decrease from 1994 to 1995 was primarily due to the Company's investment in a RISC-based online host which permitted the transfer of online services from a more expensive leased data center partially offset by higher royalty costs on selected databases. In 1996, the percentage increase in cost of revenue was primarily due to an increase in the number of databases with higher royalty rates.

         The cost of database subscriptions and software represented 34%, 32% and 35% of related revenues in 1994, 1995 and 1996, respectively. The cost of database subscriptions and software consists primarily of royalties to various information providers, and mastering, media and distribution costs. The decrease in the cost of database subscriptions and software as a percentage of related revenues from 1994 to 1995 were due primarily to the discontinued leased data center which served as the temporary online host for the acquired BRS Online service in 1994, partially offset by higher royalty costs on selected databases. Excluding data center costs in 1994, cost of database and subscription revenues, as a percentage of corresponding revenues increased from 27% in 1994 to 32% in 1995. In 1996, the percentage increase in cost of revenue was primarily due to an increase in the number of databases with higher royalty rates. This trend is expected to continue as the Company plans to distribute a higher percentage of databases from commercial businesses, which tend to charge royalty rates greater than those charged by governmental entities and not-for-profit associations. In addition, cost of sales may increase due to the increased costs associated with the full-text initiative.

         The cost of maintenance and other revenues represented 36%, 15% and 6% of maintenance revenues in 1994, 1995 and 1996, respectively, and primarily represents hardware replacement.

Gross Profit

         The aggregate gross profit was $14.7 million in 1994, $20.4 million in 1995 and $22.7 million in 1996, representing gross margins of 66%, 69% and 67% in 1994, 1995 and 1996, respectively. Changes in the overall gross margin from period to period have resulted primarily from changes in the cost of revenues within each category of revenues, as discussed above.

Sales and Marketing Expenses

         Sales and marketing expenses increased 36% from $4.3 million in 1994 to $5.9 million in 1995 and 24% to $7.4 million in 1996. The increases in sales and marketing expenses during these periods were due primarily to the expansion of the Company's direct sales and marketing organization, both domestic and international, in an effort to increase market presence in the academic market in North America and in European and Australian biomedical markets. The Company expects this trend to continue. Sales and marketing expenses as a percentage of total revenues were 20%, 20% and 22% during 1994, 1995 and 1996, respectively. The Company anticipates these expenses as a percentage of total revenues in 1997 to be consistent with 1996 results.

Product Development

         Product development expenses increased 30% from $4.4 million in 1994 to $5.7 million in 1995 and decreased 1% to $5.6 million in 1996. These expenses are primarily comprised of the cost of programming and product development activities related to new software modules and existing software upgrades, payroll for technical support staff and production and other overhead. Product development expenses reflect investment in projects including full text, additional databases, software modules and an increase in support staff to serve the rapidly growing number of customers. The decrease from 1995 to 1996 is related to the shut down of the Company's Albany production facility and decreased costs associated with the Company's move to Salt Lake City in 1995, offset by increases to full-text development costs. Product development expenses as a percentage of total revenues were 20%, 19% and 17% in 1994, 1995 and 1996, respectively. The Company anticipates continuing to make significant expenditures in product development and support as the Company develops new software products and facilitates service to a growing customer base.

         The Company's development costs are treated in accordance with Statement of Financial Accounting Standards No. 86. This Statement requires the capitalization of software development costs subsequent to the establishment of technological feasibility. As of December 31, 1996, no development costs have been capitalized. While the Company continues to assess the treatment of its development costs, as a result of changes in hardware and software technology, future capitalization of these costs is not anticipated.

General and Administrative Expenses

         General and administrative expenses increased 19% from $4.1 million in 1994 to $4.9 million in 1995 and 10% to $5.4 million in 1996. The increase from 1994 to 1995 was primarily attributable to expanded operations in Salt Lake City, Amsterdam and Sydney. General and administrative expenses as a percentage of total revenues were 18%, 17% and 16% in 1994, 1995 and 1996, respectively. The percentage decreases from 1994 to 1996 is primarily attributable to the ability of the Company to increase revenues through new sales and database subscription renewals while controlling the growth of general expenses. The Company anticipates this trend to continue in 1997.

Provision for Income Taxes

         Prior to the Company's initial public offering of stock on June 14, 1994, the Company elected to be treated for income tax reporting purposes as an S Corporation. The provision for income taxes for 1994 reflects this election. Under its S Corporation election, the Company was liable for taxes only on its taxable income derived from operations in the United Kingdom and certain jurisdictions in the United States.

         On June 14, 1994, the Company terminated its status as an S Corporation. With the change to a C Corporation, the Company recognized an effective tax rate for 1994 of approximately 26%, before the recognition of the cumulative benefit related to the change in tax status. If the Company had elected C Corporation status prior to 1994, the Company's income tax effective rate would have been approximately 44% in 1994. The 1995 and 1996 tax provisions represents an effective annual tax rate of 40%, which reflects the Company's C Corporation status.

INTERNATIONAL OPERATIONS

         The Company maintains sales offices in London, Amsterdam, Paris, Bonn and Sydney. The Company's products are sold by Company sales personnel and by distributors acting on the Company's behalf. Revenues from international operations represented 19%, 27% and 32% of total revenues in 1994, 1995 and 1996, respectively. The increases were attributable to an increase in the international sales force and size of the third party distributor network. The Company intends to strengthen its international sales effort by adding more direct sales representatives in its existing sales offices, by increasing the number of countries in which it sells directly, and by more actively supporting its distributors in other countries. The Company anticipates continued revenue growth from international operations as Ovid's investment in this area increases.

         The Company follows similar pricing for both its domestic and foreign operations. Revenues from foreign operations, however, are reported net of commissions paid to third party distributors used to sell product in many of the international markets. Operating margins from operations outside the United States historically have been higher than operating margins from domestic operations, since all product development and support expenses and substantially all general and administrative expenses have not been directly allocated to the foreign operations. The domestic business entity considers these costs in its transfer pricing to related foreign entities.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1996, the Company had cash and cash equivalents of approximately $1.4 million and working capital of $8.8 million. Operating activities provided the Company with $3.3 million in cash during the year ended December 31, 1996 as compared to $3.4 million during the same period in 1995. An increase in accounts receivable, decrease in accounts payable, and increased spending on full-text database offset by an increase in other liabilities and decrease in other assets, primarily contributed to the minor decrease in cash flows.

         The Company's days revenue in accounts receivable, which typically ranges from 80 days to 100 days, is expected to continue and is not expected to significantly impact the Company's liquidity.

         The Company's investing activities used cash of $3.8 million during the year ended December 31, 1996, compared to using cash of $1.5 million during the same period in 1995. The primary use of cash in 1996 was the purchase of $2.0 million of capital equipment and the purchase of $21.0 million of short term investments less $19.2 million of redemptions. During 1995, the primary use of cash was the purchase of capital expenditures of $1.9 million, partially offset by the purchase of $12.8 million and redemption of $13.2 million of short term investments. In the absence of strong investment opportunities, the Company invests excess cash in short-term investments. Capital expenditures were $1.9 million for 1995 and $2.0 million for 1996, principally resulting from the expansion of the Company's online host operation in Salt Lake City and expenditures related to the Company's integrated business system in 1995 and 1996.

         The Company has begun to aggressively pursue an initiative to obtain non-exclusive rights to electronically distribute a significant amount of scientific, technical and medical related journals. Licensing the content as well as the necessary investment in production will require significant capital resources. However, it is the current belief of the Company that these activities can be financed by its available cash and short-term investments and expected future cash flows from operations.

         The Company's financing activities provided $137,000 from the exercise of stock options for the year ended 1996 as compared to $182,000 used in the same period of 1995 which related to a distribution in 1995 to the Company's prior S Corporation stockholder. Effective February 13, 1996, the Company entered into a line-of-credit agreement for $1.0 million collateralized by the Company's accounts receivables, bearing interest at the banks' prime rate plus 1%. There is no specified expiration date for the agreement; however, the agreement is cancelable in writing by either party at any time. There have been no borrowings under this agreement.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and supplementary data required pursuant to this Item begin on page F-1 of this Annual Report on Form 10-K.

                                   PART III


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the heading "Proposal No. 1 - Election of Directors" in the Company's definitive Proxy Statement (the "Proxy Statement") relating to the Company's Annual Meeting of Stockholders to be held on or about May 29, 1997, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission is incorporated herein by reference. For information concerning the executive officers and other significant employees of the Company, see "Business - Executive Officers of the Registrant" in Item 1 above of this Report.


ITEM 11. EXECUTIVE COMPENSATION

         The Information contained under the heading "Executive Compensation" in the Company's Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information contained under the heading "Beneficial Ownership of Common Stock" in the Company's Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained under the heading "Certain Transactions" in the Company's Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

(a)      1 & 2    The Financial Statements and Financial Statement Schedules
                  are listed in the accompanying Index to Consolidated
                  Financial Statements and supplemental Schedule beginning on page F-1 of this Annual Report on Form 10-K.

         3        Exhibits

Exhibit No.       Description
-----------       -----------
3        (a)      Certificate of Incorporation of the Registrant, as
                  amended. *(1)

         (b)      By-laws of the Registrant. *(1)

4                 Specimen Common Stock Certificate. *(1)

10       (a)      Licensing Agreement by and between the National Library of
                  Medicine (the "NLM") to Ovid with respect to the NLM databases, including Medline, AIDSLINE and Health Planning and Administration. *(1)

         (b)      Form of Ovid Database License Agreement. *(1)

         (c) Agreement of Lease, dated November 12, 1993, by and between 333 7th Avenue Realty Co. and Ovid. *(1)

         (d)      Form of Tax Indemnification Agreement. *(1)

         (e)      Form of Officers' and Directors' Indemnification
                  Agreement. *(1)

         (f) Ovid Technologies, Inc. 1990 Stock Option Plan, as amended. *(1)(2)

         (g)      Ovid Technologies, Inc. 1993 Stock Option Plan. *(1)(2)

11                Statement re:  computation of per share earnings.

21                Subsidiaries of the Company. *(1)

23                Consent of Coopers & Lybrand L.L.P.


         Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission. Stockholders of the Company will be provided with copies of these exhibits upon written request to the Company.

(B)      Reports on Form 8-K
                  None.

(C)      Exhibits
                  See (A) 3 above.

(D)      Financial Statement Schedule

         See "Index to Consolidated Financial Statements and Supplemental Schedule" beginning on page F-1 of this Annual Report on Form 10-K. Schedules not included herein are omitted because they are not applicable or the required information appears in the Consolidated Financial Statements or notes thereto.











---------------------
*(1) Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1 (File No. 33-78388).

(2) Compensatory plan or arrangement.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OVID TECHNOLOGIES, INC.
                                       (Registrant)


                                        By: /s/  Mark L. Nelson
                                           -----------------------------------
                                        (Mark L. Nelson)
                                        (President)

__________ , 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                                              Date
---------                           -----                                              ----
/s/ Mark L. Nelson                   President,                                         ________, 1997
------------------                   Chief Executive Officer
(Mark L. Nelson)                     (Principal Executive Officer)
                                     and Director

/s/ Jerry P. McAuliffe               Chief Financial Officer                            ________, 1997
----------------------               (Principal Financial and
(Jerry P. McAuliffe)                 Accounting Officer)

/s/ Martin F. Kahn                   Chairman of the                                    ________, 1997
------------------                   Board of Directors
(Martin F. Kahn)

/s/ Deborah M. Hull                  Chief Operating Officer                           ________, 1997
-------------------                  and Director
(Deborah M. Hull)

/s/ John J. Hanley                   Director                                          ________, 1997
------------------
(John J. Hanley)

/s/ Harry Diakoff                    Director                                          ________, 1997
-----------------
(Harry Diakoff)

                            OVID TECHNOLOGIES, INC.

     Index to Consolidated Financial Statements and Supplemental Schedule

                                                                        Page
Financial Statements:

Report of Independent Accountants....................................   F-1

Consolidated Balance Sheets as of December 31, 1995 and 1996.........   F-2

Consolidated Statements of Operations for the years ended
  December 31, 1994, 1995 and 1996...................................   F-3

Consolidated Statement of Stockholders' Equity
  for the years ended December 31, 1994, 1995 and 1996 ..............   F-4

Consolidated Statements of Cash Flows for the years ended
  December 31, 1994, 1995 and 1996...................................   F-5

Notes to Consolidated Financial Statements ..........................   F-6



Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts .....................   S-1

                         REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Ovid Technologies, Inc.:

         We have audited the accompanying consolidated balance sheets of OVID TECHNOLOGIES, INC. as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended December 31, 1996. We have also audited the financial statement schedule listed in the index on page 28. These financial statements and financial statement schedule are the responsibility of the management of Ovid Technologies, Inc. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ovid Technologies, Inc. as of December 31, 1995 and 1996, and the consolidated results of its operations and cash flows for each of the three years ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                                     COOPERS & LYBRAND L.L.P.

New York, New York
February 13, 1997.

                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



ASSETS:                                                                             DECEMBER             DECEMBER
                                                                                     31, 1995            31, 1996

                                                                                    --------------       -------------
Current assets:
 Cash and cash equivalents                                                               $   1,775            $  1,426
 Short-term investments - held to maturity                                                   3,637               5,382
 Accounts receivable, less allowance for doubtful
   accounts of $488 and $895 for 1995 and 1996, respectively                                 7,855              12,310
 Prepaid and other current assets                                                              682                 698
 Deferred income taxes                                                                         185                 298
 Income taxes receivable                                                                       748                 495
                                                                                          --------            --------
   Total current assets                                                                     14,882              20,609
Equipment and leasehold improvements, net                                                    2,977               3,216
Full text database, net                                                                      1,570               2,223
Deferred income taxes                                                                          355                 307
Deposits and other assets                                                                      330                 107
                                                                                          --------            --------
   Total assets                                                                           $ 20,114             $26,462
                                                                                          ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
 Accounts payable                                                                          $ 2,702             $ 2,343
 Accrued expenses                                                                            2,146               3,146
 Customer deposits                                                                             734                 457
 Income taxes payable                                                                          465               1,411
 Unearned revenue                                                                            2,376               3,838
 Obligation under database subscriptions                                                       538                 656
                                                                                         ---------            --------
   Total liabilities                                                                         8,961              11,851

Commitments (Note 13)

Stockholders' equity:
 Preferred stock, non cumulative, $.01 par value; 1,000,000
   shares authorized; no shares issued                                                          --                  --
 Common stock, $.01 par value; 10,000,000 shares authorized; 5,699,580 and
   5,894,832 shares issued and outstanding for 1995 and 1996, respectively                      57                  59
 Additional paid-in capital                                                                  8,058               8,688
 Retained earnings                                                                           3,036               5,792
 Foreign currency translation adjustment                                                         2                  72
                                                                                         ---------            --------
   Total stockholders' equity                                                               11,153              14,611
                                                                                         ---------            --------
   Total liabilities and stockholders' equity                                              $20,114             $26,462
                                                                                         =========            ========


        The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                               ------------------------------------------------

                                                                                  1994                1995                1996
                                                                                  ----                ----                ----
Revenues:
 Database subscriptions and software                                           $19,839             $27,190             $30,823
 Maintenance and other                                                           2,390               2,133               2,782
                                                                              --------             -------             -------
   Total revenues                                                               22,229              29,323              33,605
                                                                              --------             -------             -------
Cost of revenues:
 Database subscriptions and software                                             6,677               8,653              10,779
 Maintenance and other                                                             862                 312                 165
                                                                              --------             -------             -------
   Total cost of revenues                                                        7,539               8,965              10,944
                                                                              --------             -------             -------
   Gross profit                                                                 14,690              20,358              22,661
Operating expenses:
 Sales and marketing                                                             4,347               5,912               7,355
 Product development                                                             4,371               5,666               5,612
 General and administrative                                                      4,072               4,852               5,352
                                                                              --------             -------             -------
   Total operating expenses                                                     12,790              16,430              18,319
                                                                              --------             -------             -------
   Income from operations                                                        1,900               3,928               4,342
 Interest and other income, net                                                     37                 194                 253
                                                                              --------             -------             -------
   Income before income taxes                                                    1,937               4,122               4,595
 Provision for income taxes                                                        451               1,653               1,839
                                                                              --------             -------             -------
   Net income                                                                  $ 1,486            $  2,469             $ 2,756
                                                                              ========            ========             =======
 Net income per share                                                             $.23                $.35                $.39
                                                                                  ====                ====                ====

Pro Forma Data (Unaudited):
 Historical income before income taxes                                         $ 1,937
 Pro forma provision for income taxes
   (See Notes 2 and 7)                                                             836
                                                                              --------
 Pro forma net income                                                          $ 1,101
                                                                              ========
 Pro forma net income per share                                                   $.17
                                                                                  ====

 Weighted average number of shares of common stock and common stock equivalents used in the calculation of historical and pro forma net income
   per share                                                                  6,540,131          7,031,479           7,139,948
                                                                              =========          =========           =========







        The accompanying notes are an integral part of the consolidated financial statements.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                                       FOREIGN
                                                                         ADDITIONAL                    CURRENCY
                                              COMMON STOCK                 PAID-IN      RETAINED      TRANSLATION
                                           SHARES           AMOUNT         CAPITAL      EARNINGS       ADJUSTMENT       TOTAL
                                           ------           ------         ------       --------       ----------       -----
Balance at January 1, 1994                    4,020,000     $      40                   $     787      $      (7)       $   820
Issuance of common stock, net of
  stock issuance costs of $616                1,297,000            13     $   6,607                                       6,620
Exercise of stock options and
  related income tax benefit                    118,000             1           112                                         113

Reclassification of undistributed
  S Corporation earnings and
  contribution of Ovid Limited
  shares (See Note 1)                              --            --             501          (501)            --             --

Net income                                         --            --                         1,486             --          1,486

Distribution to S Corporation
  stockholder                                      --            --            --          (1,205)          --           (1,205)

Translation adjustment                             --            --            --            --               15             15
                                              ---------         -----       -------        -------        -------       -------
Balance at December 31, 1994                  5,435,000            54         7,220           567              8          7,849
Exercise of stock options and
  related income tax benefit                    264,580             3           838                                         841
Net income                                                                                  2,469                         2,469

Translation adjustment                                                                                        (6)            (6)
                                              ---------         -----       -------        -------        -------       -------

Balance at December 31, 1995                  5,699,580            57         8,058         3,036              2         11,153
Exercise of stock options and
  related income tax benefit                    195,252             2           630                                         632
Net income                                                                                  2,756                         2,756
Translation adjustment                                                                                        70             70
                                             ----------      --------      --------      --------        -------        -------

Balance at December 31, 1996                  5,894,832        $   59       $ 8,688       $ 5,792        $    72        $14,611
                                             ==========      ========      ========      ========        =======        =======











        The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                        -------------------------------------------
                                                                                        1994                1995              1996
                                                                                        ----                ----              ----
Cash flows from operating activities:
 Net income                                                                                  $  1,486       $  2,469       $  2,756
 Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                                              1,073          1,793          2,346
     Provision for doubtful accounts                                                              350            338            496

     Deferred income tax benefit                                                                 (510)            (6)           (65)

 Changes in assets and liabilities, net of effects from acquisition of BRS
   Online:

     Increase in accounts receivable, net of unearned revenue                                     (50)        (1,968)        (3,490)
     Increase in full-text database                                                              --              (30)        (1,220)

     (Increase) decrease in other assets                                                           (7)          (548)           956

     Increase (decrease) in accounts payable                                                      135          1,850           (359)

     Increase (decrease) in other liabilities                                                     183           (534)         1,857
                                                                                             --------        -------       --------

       Cash provided by operating activities                                                    2,660          3,364          3,277
                                                                                             --------        -------       --------

Cash flows from investing activities:

  Purchase of short-term investments                                                          (10,540)       (12,771)       (20,975)

  Redemption of short-term investments at maturity                                              6,515         13,159         19,230

  Capital expenditures                                                                         (2,249)        (1,895)        (2,018)

  Acquisition of BRS Online                                                                    (2,450)          --             --
                                                                                             --------        -------       --------

  Cash used in investing activities                                                            (8,724)        (1,507)        (3,763)
                                                                                              --------        -------       --------


Cash flows from financing activities:
  Proceeds from bank loans                                                                        650           --             --

  Principal payments under bank loans                                                          (1,152)          --             --

  Proceeds from the exercise of stock options                                                    --               93            137
  Net proceeds from the issuance of common stock net of
    stock issuance costs of $616                                                                6,620           --             --

  Distributions to S Corporation stockholder                                                     (930)          (275)          --
                                                                                             --------        -------       --------

    Cash provided by (used in) financing activities                                             5,188           (182)           137
                                                                                             --------        -------       --------

  Net (decrease) increase in cash and cash equivalents                                           (876)         1,675           (349)

  Cash and cash equivalents, beginning of year                                                    976            100          1,775
                                                                                              --------        -------       --------
 Cash and cash equivalents, end of year                                                      $    100       $  1,775       $  1,426
                                                                                              =========     ========       ========

Supplementary information:
 Cash paid:
  Interest                                                                                   $     35       $   --             --
  Income taxes                                                                               $    267       $  1,886       $    273

Supplemental information on business acquired:
 Fair value of assets acquired                                                               $  4,778           --             --

 Cash paid                                                                                     (2,450)          --             --
                                                                                             --------        -------       --------

 Liabilities assumed                                                                         $  2,328           --             --
                                                                                             ========        =======       ========



        The accompanying notes are an integral part of the consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.       ORGANIZATION AND NATURE OF THE BUSINESS:

         Ovid Technologies, Inc. (the "Company"), a Delaware company, and its wholly-owned subsidiaries in the United Kingdom and Australia, provide electronic information retrieval services to the biomedical, academic and healthcare markets.

         As more fully described in Note 4, the Company completed an initial public offering of the Company's common stock on June 14, 1994. In connection with the initial public offering, the shares of Ovid Technologies Limited, a United Kingdom company under common control, were contributed to the Company as capital and Ovid Technologies Limited became a subsidiary of the Company.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Prior to the contribution of the shares of Ovid Technologies Limited described in Note 1, the financial statements of the Company and all entities under common control were prepared on a combined basis with all intercompany balances and transactions eliminated.

Revenue Recognition:

         Revenues are derived primarily from database subscriptions and software licenses, and maintenance agreements. The Company's principal customers are currently medical centers, colleges and universities, research facilities, hospitals, pharmaceutical and biotechnology companies.

         Database subscriptions and software revenues include license fees for third-party databases and the Company's proprietary software and access and usage fees for the Company's online service. License fees for third-party databases and the Company's proprietary software are recognized upon delivery of the databases and software. The Company's costs of fulfilling its obligations under the terms of the database subscriptions, which are insignificant, are accrued at the time of delivery. Access and usage fees for the Company's online service are recognized as the service is provided. Customers may elect to pay a fixed-fee for unlimited access to the

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (CONTINUED)

online service. Revenues from these customers are recognized on a straight line basis over the term of the contract.

         Maintenance revenues are recognized over the term of the maintenance agreement.

Software Development Costs:

         The Company's development costs are treated in accordance with Statement of Financial Accounting Standards No. 86. This Statement requires the capitalization of software development costs subsequent to the establishment of technological feasibility. As of December 31, 1996, no development costs have been capitalized due to the uncertainty over future technological feasibility. The Company continues to assess the treatment of its development costs but because of changes in hardware and software technology, future capitalization of development costs is not anticipated. Software development expenses for the years ended December 31, 1994, 1995 and 1996 were $1,988, $2,347 and $2,542, respectively.

Cash and Cash Equivalents:

         The Company considers all highly liquid instruments purchased with original maturity of three months or less to be cash equivalents.

Short-term Investments - Held to Maturity:

         In computing realized gain or loss, the cost of investments is based on specific identification. Short-term investments - held to maturity, consisting of U.S. Treasury bills and Variable Rate Remarketed Preferreds purchased where the Company has the positive intent and ability to hold such investments until maturity, are recorded at amortized cost. The fair value of these investments as of December 31, 1996, is $5,382.

         Investments with a remaining maturity of less than one year and an original maturity of greater than 3 months are reported as short-term investments.

Product Development:

         Product development costs include payroll and benefits for technical support staff and other overhead expenses. Support activities include providing a telephone "help desk" and internal training. The Company provides a help desk to all customers although it is only obligated to do so for its customers with network maintenance agreements. The Company provides the help desk to all customers as it believes that it provides valuable feedback on the performance characteristics of its products and customer demands that are incorporated into the product development process.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (CONTINUED)

Equipment and Leasehold Improvements:

         Equipment and leasehold improvements are stated at cost. Computers, furniture, fixtures and equipment are depreciated by the straight-line method over their estimated useful lives of three years. Leasehold improvements are amortized by the straight-line method over the shorter of their estimated useful lives or the term of the related lease.

Income taxes:

         Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end on the basis of the enacted laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

         Prior to the initial public offering of the Company's common stock described in Note 4, the Company had elected to be treated as an S Corporation for U.S. income tax reporting purposes which required that the Company's income or loss for federal and certain state tax jurisdictions be recognized by the S Corporation stockholder. Consequently, the Company recorded a provision for income taxes only for taxable income in those jurisdiction which did not recognize the S Corporation status. Effective with the initial public offering of the Company's common stock, the Company changed its tax status to a C Corporation and is subject to federal and all applicable state income taxes.

Full-text Database:

         The portion of the cost of the BRS Online acquisition (See Note 5) allocated to full-text database is amortized under the straight-line method over a period of five years. External conversion costs associated with the development and conversion of additional full-text database information from a print medium to a standard electronic format are capitalized and amortized on a straight-line basis over a period of five years, commencing in the period the database is available for sale. Impairment of the full-text database costs are assessed quarterly by comparing the unamortized balance of each full-text database to the gross estimated cash flows projected to generate and any excess is written off. Amortization expense during the year ended December 31, 1994, 1995 and 1996 was $380, $480 and $566, respectively. Accumulated amortization as of December 31, 1994, 1995 and 1996 was $380, $860 and $1,426, respectively. Internal costs incurred to maintain and expand the database are expensed as incurred.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (CONTINUED)

Net Income Per Share:

         Pro forma and historical net income per share-primary are computed using the weighted average number of shares of common stock and common stock equivalents outstanding (using the treasury stock method). Net income per share - fully diluted reflects the additional dilution related to stock options due to the use of the market price at the end of the period when higher than the average price for the period. Net income per share - fully diluted is not presented as it is equivalent to net income per share-primary.

         In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 64, for all periods prior to the initial public offering, common stock options issued during the twelve-month period prior to the initial public offering have been included in the calculation as if they were outstanding for all periods using the treasury stock method and an initial public offering price of $6.00 per share. In addition, the calculation includes approximately 143,000 shares of common stock representing the number of shares, based on the initial public offering price of $6.00 per share, whose proceeds would have been necessary to pay the final S Corporation distribution (See Note 4).

Foreign Currency:

         The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the end-of-period exchange rates. Revenues, costs and expenses are translated at average exchange rates during the period. The resulting translation gain or loss is reported as a separate component of stockholders' equity.

Anticipated Effects of Statement of Financial Accounting Standards No. 128, "Earnings per Share".

         In March 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement No. 128"). Statement No. 128 establishes standards for computing and presenting earnings per share ("EPS") and is effective for financial statements issued for periods ending after December 15, 1997. This Statement will eliminate the presentation of primary EPS and will require the presentation of basic EPS (the principal difference being that common stock equivalents will not be considered in the computation of basic EPS). It will also require the presentation of diluted EPS which will give effect to all dilutive potential common shares that were outstanding during the period. The Company has not determined the effect of Statement No. 128 on the Company's EPS.

3.       PREFERRED AND COMMON STOCK:

         In April 1994, the Company authorized the issuance of up to 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions, including dividend, conversion, voting, redemption (including sinking fund provisions) and liquidation preferences,

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (CONTINUED)

and the number of shares constituting any series and the designations of such series, without any further vote or action by the stockholders of the Company. The Company has no shares of preferred stock outstanding and has no present plans to issue any shares of preferred stock.

         Effective April 20, 1994, the number of authorized shares of common stock of the Company was increased to 10,000,000 shares, 4,020,000 shares of which were then issued and outstanding.

4.       INITIAL PUBLIC OFFERING OF COMMON STOCK:

         On June 14, 1994, the Company completed an initial public offering of 1,300,000 shares of its common stock. The offering consisted of 1,182,000 shares of previously unissued shares by the Company and 118,000 shares from selling stockholders immediately following their exercise of stock options. Proceeds to the Company, net of transaction costs, totaled $6,089. On July 14, 1994, the Company issued an additional 115,000 shares of its common stock pursuant to a 30-day overallotment option provided to the underwriters of the initial public offering. Proceeds to the Company from this transaction, net of transaction costs, totaled $531.

         In connection with the change in the Company's tax status to a C Corporation effective with the initial public offering, the Company paid S Corporation distributions in 1994 and 1995 to the former sole stockholder. This distribution was reflected as a reduction to stockholders' equity as of December 31, 1994.

5.       BUSINESS ACQUISITION:

         On March 14, 1994, the Company acquired certain assets and assumed certain liabilities of the BRS Online component of InfoPro Technologies, Inc., a subsidiary of Macmillan Communications, Inc. The total cost of the acquisition was $2,450, consisting of a cash purchase price of $1,900, assumed severance liabilities of $233 paid at the closing and additional severance liabilities assumed and transaction and other costs aggregating $317. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values, as follows:

Working capital.............................  $   (125)
Equipment...................................       175
Full text database..........................     2,400
                                              --------
                                              $  2,450
                                              ========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (CONTINUED)

         The estimated fair value of the equipment and full-text database is being amortized by the straight-line method over their estimated useful lives of three and five years, respectively. The acquisition was recorded using the purchase method and, accordingly, the results of operations and financial position of BRS Online are included in the Company's consolidated financial statements from the date of the acquisition. In the fourth quarter of 1995, an escrow agreement established in connection with the BRS acquisition was settled and the unamortized cost of the full-text database was decreased by $174.

         Unaudited pro forma data giving effect to the purchase as if the acquisition had been made as of January 1, 1994 and the Company had changed its tax status to a C Corporation prior to January 1, 1994 (see Note 2) is as follows:


                                                      DECEMBER 31, 1994
                                                      -----------------
Revenues..........................................            $24,538
Pro forma net income..............................            $ 1,051
Pro forma net income per share....................            $   .16


The pro forma results above are not necessarily indicative of what actually would have occurred if the acquisition had been in effect at the beginning of the period nor are they necessarily indicative of future consolidated results.

6.       LINE-OF-CREDIT AGREEMENT:

         On February 25, 1994, the Company entered into a line-of-credit agreement for $650, collateralized by the Company's assets, bearing interest at the bank's prime rate plus 2%. The Company borrowed the entire $650 on that date. In connection with the initial public offering of the Company's common stock on June 14, 1994, as described in Note 4, the Company repaid all borrowings under the line-of-credit agreement. This agreement expired on June 30, 1994.

         Effective February 13, 1996, the Company entered a line-of-credit agreement for $1,000 collateralized by the Company's accounts receivable, bearing interest at the bank's prime rate plus 1%. There have been no borrowings under this agreement. There is no expiration set for this agreement, however, it is cancelable in writing by either party at any time.

7.       INCOME TAXES

         Income before income taxes comprises:

                                 1994          1995          1996
                                 ----          ----          ----
Domestic.................      $1,212        $3,466         3,162
Foreign...................        725           656         1,433
                               ------        ------        ------
                               $1,937        $4,122        $4,595
                               ======        ======        ======

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (CONTINUED)

         The provision (benefit) for historical income taxes for the years ended December 31, 1994, 1995 and 1996 is as follows:

                                        1994           1995        1996
                                        ----           ----        ----
U.S. Federal income taxes

  Current                             $   535       $ 1,077      $ 1,052

  Deferred                               (403)            2          (26)
                                     --------       -------      -------

                                          132         1,079      $ 1,026
                                     --------       -------      -------


State and local income taxes

 Current                                  307           319          333

 Deferred                                (123)            1           (4)
                                     --------       -------      -------

                                          184           320          329
                                     --------       -------      -------

Foreign income taxes                      135           254          484
                                     --------       -------      -------
                                      $   451       $ 1,653      $ 1,839
                                     ========       =======      =======


         The Company recognized a benefit of $56 in 1994 in connection with the Company's election to change its tax status to a C Corporation, as more fully discussed in Note 2.

         A reconciliation of the U.S. Federal statutory rate to the historical effective income tax rates of the Company for the years ended December 31, 1994, 1995 and 1996 is as follows:

                                             1994      1995      1996
                                             ----     ----      ----

U.S. Federal statutory rate .............   34.0 %    34.0 %    34.0%

Benefit of S Corporation status .........  (13.9)       --        --

State and local income taxes ............    6.3       5.1       4.7

Cumulative effect of change from
    S Corporation status to
    C Corporation status ................   (2.9)       --        --

Foreign income taxes ....................     --       1.1        --

Other ...................................   (0.2)     (0.1)      1.3
                                            -----     -----   ------
                                            23.3 %    40.1 %    40.0%
                                            =====     ====      ====


         The components of the deferred income tax asset as of December 31, 1995 and 1996 are as follows:
                                                            1995       1996
                                                            ----       ----
Accounts receivable.......................................   184       298
Accruals for operating expenses...........................   123       209
Equipment and leasehold improvements......................    53       171
Full text database........................................   171      (112)
Other.....................................................     9        39
                                                            ----     -----
                                                             540       605
                                                            ===      =====

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (CONTINUED)

         The provision for pro forma income taxes (unaudited) for the year ended December 31, 1994 as if the Company had terminated its S Corporation status prior to January 1, 1994 is as follows:

                                                          1994
                                                          ----
U.S. Federal, state and local income taxes........       $  701
Foreign income taxes...............................         135
                                                        -------
                                                         $  836
                                                        =======


         A reconciliation of the U.S. Federal statutory rate to the pro forma effective income tax rates (unaudited) of the Company for the year ended December 31, 1994 is as follows:

                                               1994
                                               ----

U.S. Federal statutory rate................     34.0%
State and local income taxes...............     7.8
Foreign income taxes.......................     1.7
Other......................................      --
                                               ----
                                               43.5%
                                               ====


8.       BUSINESS SEGMENT:

         The Company operates in one industry segment consisting of the development, marketing and support of search and retrieval software.

         The Company's operations are structured to achieve consolidated objectives. As a result, significant interdependencies exist among geographical units. Accordingly, the revenue, operating profit and identifiable assets shown for each geographic area may not be indicative of the amounts which would have resulted if geographical units were independent of one another.

         Summarized information relating to international operations is as follows:

                                                                     YEAR ENDED DECEMBER 31
                                                          -----------------------------------------------
                                                            1994                1995                1996
                                                            ----                ----                ----
Sales to unaffiliated customers:
  United States......................................    $18,003             $21,553             $22,930
  Europe.............................................      3,076               4,305               6,078
  Pacific Rim........................................      1,150               3,465               4,597
                                                         -------             -------             -------
          Total sales to unaffiliated customers......    $22,229             $29,323             $33,605
                                                         =======             =======             =======
Operating income:
  United States......................................   $  1,175             $ 3,272             $ 2,858
  Europe.............................................        553                 616               1,433
  Pacific Rim........................................        172                  40                  51
                                                        --------             -------             -------
          Total operating income.....................   $  1,900             $ 3,928             $ 4,342
                                                        ========             =======             =======

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (CONTINUED)

         Sales to unaffiliated customers for the United States include sales to customers in Canada of $1,250, $1,613 and $1,953 for the years ended December 31, 1994, 1995 and 1996, respectively. All product development and support expenses and substantially all general and administrative expenses have been allocated to operations in the United States.

Identifiable assets are as follows:

                                                      DECEMBER 31,
                                              ----------------------------
                                                1995                 1996
                                                ----                 ----
Identifiable assets
  United States............................  $17,372              $21,083
  Europe...................................    1,559                3,491
  Pacific Rim........................ .....    1,183                1,888
                                             -------              -------
          Total identifiable assets........  $20,114              $26,462
                                             =======              =======



Depreciation and amortization are as follows:

                                             DECEMBER 31
                                ------------------------------------
                                1994          1995            1996
                                ----          ----            ----

United States.............   $ 1,061       $ 1,723         $ 2,258
Europe....................        11            25              33
Pacific Rim...............         1            45              55
                             -------       -------         -------
                             $ 1,073       $ 1,793         $ 2,346
                             =======       =======         =======



9.       EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

         Equipment and leasehold improvements comprise:

                                                       DECEMBER 31,
                                             -------------------------------

                                                1995                 1996
                                                ----                 ----
Computers...............................      $4,996               $6,960
Furniture, fixtures and equipment.......         182                  195
Leasehold improvements..................         455                  496
                                              ------               ------
                                               5,633                7,651
  Less, accumulated depreciation........       2,656                4,435
                                              ------               ------
                                              $2,977               $3,216
                                              ======               ======


         Depreciation and amortization expense for the years ended December 31, 1994, 1995 and 1996 was $693, $1,313 and $1,779, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (CONTINUED)

10.      ACCRUED EXPENSES:

         Accrued expenses comprise:
                                                         DECEMBER 31,
                                           -------------------------------
                                                1995                 1996
                                                ----                 ----
Royalties.................................   $ 1,105              $ 1,510
Employee compensation and benefits........       619                  862
Other.....................................       422                  774
                                            --------              -------
                                             $ 2,146              $ 3,146
                                            =======               =======


11.      STOCK OPTION PLANS:

         The Company adopted the Ovid Technologies, Inc. Stock Plan, effective July 1, 1990, and the Ovid Technologies, Inc. 1993 Stock Plan, effective October 4, 1993 (the "Plans"), pursuant to which qualified and non-qualified options to acquire an aggregate of 1,800,000 and 450,000 shares of common stock, respectively, may be granted to key employees, consultants and directors of the Company or its affiliates. The Plans authorize the Board to issue incentive stock options ("ISO"), as defined in Section 422 of the Internal Revenue Code (the "Code"), and stock options that do not conform to the requirements of that Code section ("Non-ISO"). The exercise price of each ISO may not be less than 100% of the fair market value of the Common Stock at the time of grant, except that in the case of a grant to an employee who owns (within the meaning of Code Section 422) 10% or more of the outstanding stock of the Company (a "10% Stockholder"), the exercise price shall not be less than 110% of such fair market value. The exercise price of each Non-ISO may not be less than the par value of the common stock. Options may not be exercised prior to the first anniversary, or on or after the tenth anniversary (fifth anniversary in the case of an ISO granted to a 10% Stockholder), of their grant. Options may not be transferred during the lifetime of an option holder. No stock options may be granted under the Plans after June 30, 2000 and October 3, 2003, respectively. Options vest over a three year period.

         The Plans are administered by a designated Committee chosen by the Board of Directors (the "Committee"). Subject to the provisions of the Plans, the Committee has the responsibility to recommend to the Board of Directors, the individuals to whom the stock options are to be granted, the number of shares to be covered by each option, the option price, the type of option, the option period, the restrictions, if any, on the exercise of the option, the terms for the payment of the option price and other terms and conditions. Payment by the option holders upon exercise of an option may be made (as determined by the Committee) in cash or other such form of payment acceptable to the Committee, including shares of the Company's common stock.

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting For Stock-Based Compensation" ("SFAS 123") which is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (CONTINUED)

financial statements. The Company adopted the disclosure provisions of SFAS 123 in 1996 and has applied APB Opinion 25 and related Interpretations in accounting for its Plans. Accordingly, no compensation cost has been recognized in its Plans. Had compensation cost for the Company's stock-based compensation Plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income and earnings per share for the years ended December 31, 1995 and 1996 would have been reduced to the pro forma amounts indicated below:


                             1995                            1996
                                  EARNINGS PER                   EARNINGS PER
                  NET INCOME          SHARE        NET INCOME        SHARE
                  ----------          -----        ----------        -----
As Reported        $ 2,469            $ .35          $ 2,756         $ .39
Pro Forma            2,398              .34            2,458           .35


The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of 5 years, expected volatility of 47%, no dividend yield and a risk-free interest rate ranging from 5.28% to 7.74%.

         The following table summarizes the activity in options under the plans.

                                              SHARES    EXERCISE PRICE  WEIGHTED AVERAGE
                                              ------    --------------  ----------------
Options outstanding - December 31, 1993     1,870,200    $ 0.01-$1.50      $ 0.20
Granted ................................      118,000    $ 2.50-$9.25      $ 4.15

Canceled ...............................      (17,000)   $       1.50      $ 1.50
Exercised ..............................     (118,000)   $       0.01      $ 0.01
                                            ---------

Options outstanding - December 31, 1994     1,853,200    $ 0.01-$9.25      $ 0.45
Granted ................................      164,950    $8.00-$12.00      $ 9.41

Canceled ...............................      (29,334)   $ 1.50-$9.50      $ 3.00
Exercised ..............................     (264,580)   $ 0.01-$2.50      $ 0.35
                                            ---------

Options outstanding - December 31, 1995     1,724,236    $0.01-$12.00      $ 1.26
Granted ................................      273,033    $ 6.00-$9.25      $ 6.80

Canceled ...............................      (15,084)   $1.50-$12.00      $ 8.23
Exercised ..............................     (195,252)   $ 0.01-$6.00      $ 0.70
                                            ---------

Options outstanding - December 31, 1996     1,786,933    $0.01-$12.00      $ 2.06
Options exercisable - December 31, 1996     1,388,983    $0.01-$12.00      $ 0.60
                                            =========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (CONTINUED)

         The following table summarized options outstanding and exercisable at December 31, 1996:

                                                                                          WEIGHTED AVERAGE
                                                                        WEIGHTED               REMAINING
                            EXERCISE PRICE                   SHARES      AVERAGE            CONTRACTUAL LIFE
                           ---------------                ---------    ---------          ------------------
                                     $0.01                1,168,000       $0.01                 4.8 years
                              $1.50 - 2.50                  162,900       $1.68                 8.4 years
                               $4.80-12.00                  456,033       $7.43                 9.4 years
                                                         ----------       -----                 ---------

Total options outstanding December 31, 1996               1,786,933       $2.06                 6.3 years
                                                         ==========       =====



                                                                                                  WEIGHTED AVERAGE
                                                                               WEIGHTED              REMAINING
                                  EXERCISE PRICE                   SHARES       AVERAGE           CONTRACTUAL LIFE
                                  --------------                   ------      --------           -----------------
                                           $0.01                1,168,000        $0.01               4.8 years
                                    $1.50 - 2.50                  147,900        $1.59               8.4 years
                                    $4.8  -12.00                   73,083        $8.01               9.4 years
                                                                ---------        -----               ---------
Total options exercisable December 31, 1996                     1,388,983        $0.60               6.3 years
                                                                =========        ====


12.      DEFINED CONTRIBUTION PENSION PLAN:

         The Company sponsors a defined contribution employee pension plan covering substantially all of its employees. The pension plan provides for employee contributions of up to 15% of eligible compensation, as defined. The Company is under no obligation to contribute to the pension plan and has made no contribution since inception.

13.      COMMITMENTS:

         The Company rents office facilities under operating leases, principally in New York, Salt Lake City, London, Sydney and Amsterdam. These agreements expire at various dates through 2007. Future minimum rental payments under these operating leases as of December 31, 1996 aggregate as follows:

1997.................................................. $    577
1998..................................................      569
1999..................................................      588
2000..................................................      606
2001..................................................      626
Thereafter............................................    2,260
                                                         ------
          Total future minimum lease payments ........   $5,226
                                                         ======


         Rent expense for the years ended December 31, 1994, 1995 and 1996 was $485, $635 and $719, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996


COL. A                                             Col. B              COL. C              COL. D              COL. E
                                                 BALANCE AT          ADDITIONS                               BALANCE AT
                                                BEGINNING OF         CHARGED TO                                END OF
                                                   PERIOD             EXPENSE            DEDUCTIONS            PERIOD
                                                   ------             -------            ----------            ------
Description
-----------
Allowance for doubtful accounts
1994...........................................   $100,000             350,000                  --             450,000
1995...........................................   $450,000             338,000             300,000             488,000
1996...........................................   $488,000             496,000              89,000             895,000
