Form 10-Q
period 1997-03-31
OVID TECHNOLOGIES INC
filed 1997-05-15
CIK 922520

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20509

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1997

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 For the transition period
     from  ...................... to .....................


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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Stock           No. of Shares Outstanding                  Date
--------------           -------------------------                  ----
  Common                         6,056,548                       May 9, 1997

                            OVID TECHNOLOGIES, INC.

                                     INDEX
                                   --------

                                                                          Page
                                                                          ----
                 PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements (unaudited):
                 Condensed Consolidated Balance Sheets as of
                   December 31, 1996 and March 31, 1997                      3

                 Condensed Consolidated Statements of Operations for
                   the three months ended March 31, 1996 and 1997            4

                 Condensed Consolidated Statements of Cash Flows for
                   the three months ended March 31, 1996 and 1997            5

                 Notes to Condensed Consolidated Financial Statements        6

Item 2.          Management's Discussion and Analysis of
                   Financial Condition and Results of Operations             7


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

                            OVID TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                                December 31,  March 31,
ASSETS:                                                                            1996          1997
                                                                                   ----          ----
                                                                                              (Unaudited)
Current assets:
  Cash and cash equivalents                                                       $ 1,426       $   854
  Short-term investments - held to maturity                                         5,382         7,417
  Accounts receivable, less allowance for doubtful
    accounts of $895 and $943 for 1996 and 1997, respectively                      12,310        10,197
  Prepaid and other current assets                                                    698           770
  Deferred income taxes                                                               298           298
                                                                                  -------       -------
     Total current assets                                                          20,114        19,536
  Equipment and leasehold improvements, net                                         3,216         3,501
  Full-text database, net                                                           2,223         2,419
  Deferred income taxes                                                               307           320
  Deposits and other assets                                                           107           108
                                                                                  -------       -------
     Total assets                                                                 $25,967       $25,884
                                                                                  =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Accounts payable                                                                $ 2,343       $ 1,675
  Accrued expenses                                                                  3,146         3,570
  Customer deposits                                                                   457           450
  Income taxes payable                                                                916         1,240
  Unearned revenue                                                                  3,838         3,167
  Obligation under database subscriptions                                             656           636
                                                                                  -------       -------
     Total current liabilities                                                     11,356        10,738

Commitments

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized;
    no shares issued                                                                 --            --
  Common stock, $.01 par value; 10,000,000 shares authorized;
    5,894,832 and 5,964,898 shares issued and outstanding for
    1996 and 1997, respectively                                                        59            60
  Additional paid-in capital                                                        8,688         8,715
  Retained earnings                                                                 5,792         6,326
  Foreign currency translation adjustment                                              72            45
                                                                                  -------       -------
     Total stockholders' equity                                                    14,611        15,146
                                                                                  -------       -------
     Total liabilities and stockholders' equity                                   $25,967       $25,884
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

                            OVID TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except share and per share amounts)
                                  (Unaudited)

                     for the three months ended March 31,

                                   ---------

                                                         1996     1997
                                                         ----     ----
Revenues:
  Database subscriptions and software                   $6,588   $7,674
  Maintenance and other                                    662      778
                                                        ------   ------
     Total revenues                                      7,250    8,452
                                                        ------   ------

Cost of revenues:
  Database subscriptions and software                    2,361    2,788
  Maintenance and other                                     47       58
                                                        ------   ------
     Total cost of revenues                              2,408    2,846
                                                        ------   ------

     Gross profit                                        4,842    5,606

Operating expenses:
  Sales and marketing                                    1,815    1,948
  Product development                                    1,366    1,490
  General and administrative                             1,324    1,341
                                                        ------   ------
     Total operating expenses                            4,505    4,779
                                                        ------   ------

     Income from operations                                337      827

Interest income and other, net                              53       63
                                                        ------   ------
     Income before provision for income taxes              390      890

Provision for income taxes                                 157      356

     Net income                                         $  233   $  534
                                                        ------   ------

Net income per common share                             $  .03   $  .07
                                                        ------   ------

Weighted average number of shares of common stock and
  common stock equivalents                               7,175    7,230
                                                        ------   ------



         The accompanying notes are an integral part of the condensed consolidated financial statements.

                            OVID TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                     for the three months ended March 31,

                                  ----------

                                                                      1996        1997
                                                                      ----        ----
Cash flows from operating activities:
   Net income                                                        $   233    $   534
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                      513        691
      Deferred income tax benefit                                       --          (14)
      Provision for doubtful accounts                                     80         48
      Changes in assets and liabilities:
          Decrease in accounts receivable, net of unearned revenue       250      1,394
          Increase in full-text database                                (111)      (354)
          Decrease (increase) in other assets                            217        (73)
          Decrease in accounts payable                                  (512)      (668)
          (Decrease) increase in other liabilities                      (307)       696
                                                                     -------    -------

            Cash provided by operating activities                        362      2,254
                                                                     -------    -------

Cash flows from investing activities:
            Purchase of short-term investments                        (6,162)    (6,159)
            Redemption of short-term investments at maturity           5,117      4,124
            Capital expenditures                                        (429)      (819)
                                                                     -------    -------

             Cash used in investing activities                        (1,474)    (2,854)
                                                                     -------    -------

Cash flows from financing activities:
  Proceeds from the exercise of stock options                             34         28
                                                                     -------    -------
             Cash provided by financing activities                        34         28
                                                                     -------    -------
             Decrease in cash and cash equivalents                    (1,078)      (572)
Cash and cash equivalents, beginning of the period                     1,775      1,426
                                                                     -------    -------
             Cash and cash equivalents, end of the period            $   697    $   854
                                                                     =======    =======



The accompanying notes are an integral part of the condensed consolidated financial statements.

                            OVID TECHNOLOGIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              -------------------


1.       Basis of Presentation:

         These condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K dated March 28, 1997, and the historical condensed consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Quarterly operating results are not necessarily indicative of the results which would be expected for the full year.

2.       Recently Issued Pronouncements

         In March 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("Statement No. 128"). Statement 128 establishes standards for computing and presenting earnings per share ("EPS") and is effective for financial statements issued for periods ending after December 15, 1997. This Statement will eliminate the presentation of primary EPS and will require the presentation of basic EPS (the principal difference being that common stock equivalents will not be considered in the computation of basic EPS.). It will also require the presentation of diluted EPS which will give effect to all dilutive potential common shares that were outstanding during the period. The Company has not determined the effect of Statement No. 128 on the Company's EPS.

                            OVID TECHNOLOGIES, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

               Three Months Ended March 31, 1997, as compared to
                       Three Months Ended March 31, 1996

                               ----------------


REVENUES
For the three months ended March 31, 1997, the Company's total revenues increased 17% to $8.5 million versus $7.3 million for the comparable period in 1996.

Revenues from database subscriptions and software increased 16% to $7.7 million in the first quarter of 1997 from $6.6 million during the same period of 1996. This revenue growth was primarily attributable to an increase in units sold, particularly in medical sales in North America, Japan and Australia.

Maintenance revenues increased 18% to $0.8 million for the three months ended March 31, 1997 from $0.7 million for the same period in 1996. The increase in maintenance revenues is directly attributable to the increase in network sales, which have mandatory maintenance charges of 17% of the first year's software fees, partially offset by the decrease in hardware maintenance fees resulting from decreased hardware sales.

COST OF REVENUES
Cost of revenues increased 18% to $2.8 million in the first quarter of 1997 from $2.4 million for the same period in 1996. As a percent of revenues, total cost of revenues increased to 34% for the first quarter of 1997 from 33% in 1996. This increase was primarily due to an increase in royalty expense, as the Company has experienced an increasing amount of database sales from for profit data providers who require substantial royalties. The Company expects this trend to continue as it is assumed that a significant amount of future sales are expected to be from these databases and full text.

GROSS PROFIT
Gross profit was $5.6 million for the quarter ended March 31, 1997, compared with $4.8 million for the same period in 1996, representing 66% of revenues for the first quarter of 1997 and 67% for the first quarter 1996.

SALES AND MARKETING EXPENSES
Sales and marketing expenses increased 7% to $1.9 million during the first quarter of 1997 from $1.8 million for the same period in 1996. The increase is attributable to payroll and other costs to support the existing sales and marketing staff As a percentage of total revenues, sales and marketing expenses decreased to 23% during the first quarter of 1997 from 25% during the comparable quarter in 1996. This percentage decrease is primarily attributable to an increase in database subscription renewals, which require limited involvement from the Company's sales force. As renewal revenue continues to grow, the Company expects this trend to continue.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS, CONTINUED


PRODUCT DEVELOPMENT EXPENSES
Product development expenses increased 9% to $1.5 million during the first quarter of 1997 from $1.4 million during the same period in 1996. Product development expenses reflect an increase in staff costs related to full-text development and production costs. As a percentage of total revenues, product development expenses decreased to 18% for the three months ended March 31, 1997 from 19% for the same period in 1996. The Company expects to have significant expenditure needs in full-text production and development over the next two years with no significant changes in product development expenses as a percentage of sales during this period.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses remain relatively flat at $1.3 million in the first quarter of 1997 compared to the same period in 1996. As a percentage of total revenues, general and administrative expenses decreased to 16% in the first quarter of 1997 from 18% in the comparable period of 1996. The percent decrease is primarily attributable to the ability of the Company to increase revenues through new sales and database subscription renewals while controlling the growth of general expenses.

PROVISION FOR INCOME TAXES
The Company recorded a tax provision of $356,000 for the first quarter of 1997 as compared to $157,000 for the same period in 1996. This represents a 40% rate for both 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 1997, the Company had cash and cash equivalents of approximately $854,000 and working capital of $8.8 million. Operating activities provided the Company with $2.3 million in cash during the first three months of 1997 as compared to $362,000 during the same period in 1996. The increase in cash provided by operating activities from 1997 to 1996 was due primarily to a decrease in accounts receivables in addition to an increase in other liabilities.

The Company's investing activities used cash of $2.9 million during the first three months of 1997, compared to using cash of $1.5 during the same period in 1996. The primary use of cash in 1997 was the purchase of $6.2 million of short term investments less $4.1 million of redemptions. During the first quarter of 1996, the primary use of cash was the purchase of $6.2 million of short term investments less $5.1 million of redemptions.

The Company's financing activities provided $28,000 in 1997 as compared to $34,000 provided in the same period for 1996, both related to the exercise of stock options. Effective February 13, 1996, the Company entered into a line-of-credit agreement for $1.0 million collateralized by the Company's receivables, bearing interest at the banks' prime rate plus 1%. There is no specified expiration date for the agreement; however, the agreement is cancelable in writing by either party at any time. There have been no borrowings under this agreement.

The Company has begun to aggressively pursue an initiative to license the rights to electronically distribute a significant amount of scientific, technical and medical related journals. Licensing the content as well as the necessary investment in production will require significant capital resources. The Company that these activities can be financed by its available cash and short-term investments and expected future cash flow from operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Ovid Technologies, Inc.
                                        -----------------------------------
                                        (Registrant)



May 14, 1997                            /s/ DEBORAH M. HULL
------------                            -----------------------------------
Date                                    Deborah M. Hull
                                        Chief Operating Officer


May 14, 1997                            /s/ JERRY P. McAULIFFE
------------                            -----------------------------------
Date                                    Jerry P. McAuliffe
                                        Chief Financial Officer