Form 10-K/A
period 1996-12-31
OVID TECHNOLOGIES INC
filed 1997-05-23
CIK 922520

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K/A

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

March 29, 1997

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

Signature                           Title                                              Date
---------                           -----                                              ----
/s/ Mark L. Nelson                   President,                                         March 29, 1997
------------------                   Chief Executive Officer
(Mark L. Nelson)                     (Principal Executive Officer)
                                     and Director

/s/ Jerry P. McAuliffe               Chief Financial Officer                            March 29, 1997
----------------------               (Principal Financial and
(Jerry P. McAuliffe)                 Accounting Officer)

/s/ Martin F. Kahn                   Chairman of the                                    March 29, 1997
------------------                   Board of Directors
(Martin F. Kahn)

/s/ Deborah M. Hull                  Chief Operating Officer                            March 29, 1997
-------------------                  and Director
(Deborah M. Hull)

/s/ John J. Hanley                   Director                                           March 29, 1997
------------------
(John J. Hanley)

/s/ Harry Diakoff                    Director                                           March 29, 1997
-----------------
(Harry Diakoff)