Form 10-Q
period 1997-06-30
OVID TECHNOLOGIES INC
filed 1997-08-19
CIK 922520

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20509

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ............... to ...............


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class of Stock             No. of Shares Outstanding              Date
  --------------             -------------------------              ----
      Common                         6,029,131                  July 31, 1997

                            OVID TECHNOLOGIES, INC.

                                     INDEX

                                  -----------

           PART I - FINANCIAL INFORMATION                                Page
                                                                         ----
Item 1.    Financial Statements (Unaudited):
           Condensed Consolidated Balance Sheets as of
            December 31, 1996 and June 30, 1997                            3

           Condensed Consolidated Statements of Operations for
            the three months ended June 30, 1996 and 1997                  4

           Condensed Consolidated Statements of Operations for
            the six months ended June 30, 1996 and 1997                    5

           Condensed Consolidated Statements of Cash Flows
            for the six months ended June 30, 1996 and 1997                6

           Notes to Condensed Consolidated Financial Statements            7

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations               8-11

           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings:                                             14

Item 2.    Changes in Securities:
                None

Item 3.    Defaults Upon Senior Securities:
                None

Item 4.    Submission of Matter to a Vote of Securities Holders           15

Item 5.    Other Information
                None

Item 6.    Exhibits and Reports on Form 8-K
           Exhibit 11 - Computation of Net Income Per Common Share        16
           Exhibit 27 - Financial Data Schedule

                            OVID TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                  (Unaudited)

                                ---------------

                                                           DECEMBER 31,  JUNE 30,
ASSETS:                                                       1996         1997
                                                              ----       --------
Current assets:
 Cash and cash equivalents ...............................   $ 1,426      $   925
 Short-term investments - held to maturity ...............     5,382        8,431
 Accounts receivable, less allowance for doubtful accounts
   of $895 and $960 for 1996 and 1997, respectively ......    12,310       10,332
 Prepaid and other current assets ........................       698          761
 Deferred income taxes ...................................       298          298
 Income taxes receivable .................................       495         --
    Total current assets .................................    20,609       20,747
 Equipment and leasehold improvements, net ...............     3,216        3,724
 Full-text database, net .................................     2,223        2,598
 Deferred income taxes ...................................       307          320
 Deposits and other assets ...............................       107          202
                                                             -------      -------

     Total assets ........................................   $26,462       27,591
                                                             =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
 Accounts payable ........................................   $ 2,343        2,134
 Accrued expenses ........................................     3,146        3,656
 Customer deposits .......................................       457          460
 Income taxes payable ....................................     1,411        1,543
 Unearned revenue ........................................     3,838        2,939
 Obligation under database subscriptions .................       656          703
                                                             -------      -------

    Total current liabilities ............................    11,851       11,435
                                                             -------      -------
Commitments and Contingencies

Stockholders' equity:
 Preferred stock, $.01 par value; 1,000,000 shares
   authorized; no shares issued ..........................      --           --
Common stock, $.01 par value; 10,000,000 shares
  authorized; 5,894,832 and 6,016,864 shares issued and
  outstanding for 1996 and 1997, respectively ............        59           60
 Additional paid-in capital ..............................     8,688        8,766
 Retained earnings .......................................     5,792        7,251
 Foreign currency translation adjustment .................        72           79
                                                             -------      -------
    Total stockholders' equity ...........................   $14,611      $16,156
                                                             -------      -------
      Total liabilities and stockholders' equity .........   $26,462      $27,591
                                                             =======      =======

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share and share amounts)
                                  (Unaudited)
                      for the three months ended June 30,

                                   ---------

                                                 1996         1997
                                                 ----         ----
Revenues:
Database subscriptions and software .......   $    8,062   $    8,977
Maintenance and other .....................          670          824
                                              ----------   ----------
    Total revenues ........................        8,732        9,801
                                              ----------   ----------


Cost of revenues:
Database subscriptions and software .......        2,806        3,215
Maintenance and other .....................           58           51
                                              ----------   ----------
    Total cost of revenues ................        2,864        3,266
                                              ----------   ----------
    Gross profit ..........................        5,868        6,535


Operating expenses:
Sales and marketing .......................        2,004        1.996
Product development .......................        1,374        1,637
General and administrative ................        1,371        1,440
                                              ----------   ----------

    Total operating expenses ..............        4,749        5,073
                                              ----------   ----------
    Income from operations ................        1,119        1,462

Interest income and other, net ............           63           79
                                              ----------   ----------

Income before provision for income taxes ..        1,182        1,541
Provision for income taxes ................          472          617
                                              ----------   ----------
    Net income ............................   $      710   $      924
                                              ==========   ==========
    Net income per common share ...........   $      .10   $      .13
                                              ==========   ==========
Weighted average number of shares of
  common stock and common stock equivalents    7,288,858    7,292,334
                                              ==========   ==========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share and share amounts)
                                  (Unaudited)
                       for the six months ended June 30,

                                   ---------

                                                       1996         1997
                                                       ----         ----
Revenues:
Database subscriptions and software .............   $   14,650   $   16,651
Maintenance and other ...........................        1,332        1,601
                                                    ----------   ----------
    Total revenues ..............................       15,982       18,252
                                                    ----------   ----------
Cost of revenues:
Database subscriptions and software .............        5,167        6,003
Maintenance and other ...........................          105          109
                                                    ----------   ----------
    Total cost of revenues ......................        5,272        6,112
                                                    ----------   ----------
    Gross profit ................................       10,710       12,140

Operating expenses:
 Sales and marketing ............................        3,819        3,943
 Product development ............................        2,740        3,127
 General and administrative .....................        2,695        2,781
                                                    ----------   ----------
    Total operating expenses ....................        9,254        9,851
                                                    ----------   ----------
    Income from operations ......................        1,456        2,289

Interest income and other, net ..................          116          142
                                                    ----------   ----------
Income before provision for income taxes ........        1,572        2,431

Provision for income taxes ......................          629          973
                                                    ----------   ----------
    Net income ..................................   $      943   $    1,458
                                                    ==========   ==========
    Net income per common share .................   $      .13   $      .20
                                                    ==========   ==========
Weighted average number of shares of common stock
  and common stock equivalents ..................    7,235,228    7,247,343
                                                    ==========   ==========

           The accompanying notes are integral part of the condensed
                      consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)
                       for the six months ended June 30,

                                   ---------

                                                              1996        1997
                                                              ----        ----
Cash flows from operating activities:
Net income .............................................   $    943    $  1,459

Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization ........................      1,091       1,147

  Provision for doubtful accounts ......................        180          65

  Deferred income tax expense ..........................         13         (14)

  Changes in assets and liabilities:
  (Increase) decrease in accounts receivable, net of
    unearned revenue ...................................     (1,345)      1,014
  (Increase) in full text database costs ...............       (411)       (708)

  Decrease in other assets .............................        637         337
  Decrease in accounts payable .........................       (819)       (208)
  Increase in other liabilities ........................        663         699
                                                           --------    --------


    Cash provided by operating activities ..............        952       3,791
                                                           --------    --------
Cash flows from investing activities:
Purchase of short-term investments .....................    (10,346)    (14,714)

Redemption of short-term investments at maturity .......      8,715      11,665
Capital expenditures ...................................       (874)     (1,322)
                                                           --------    --------
    Cash provided by investing activities ..............     (2,505)     (4,371)
                                                           --------    --------
Cash flows from financing activities:
Proceeds from the exercise of stock options ............         38          79
                                                           --------    --------
    Cash provided by financing activities ..............         38          79
                                                           --------    --------
Decrease in cash and cash equivalents ..................     (1,515)       (501)

Cash and cash equivalents, beginning of period .........      1,775       1,426
                                                           --------    --------
Cash and cash equivalents, end of period ...............   $    260    $    925
                                                           ========    ========

           The accompanying notes are integral part of the condensed
                       consolidated financial statements.

                            OVID TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              -------------------


1.       Basis of Presentation:

These condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K dated March 28, 1997, as amended, and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Quarterly operating results are not necessarily indicative of the results which would be expected for the full year.

2.       Legal Proceedings

On or about June 6, 1997, an action was commenced in the Circuit Court of the 13th Judicial Circuit of the State of Florida against the Company by PowerCerv Technologies Corporation ("PowerCerv"), a firm hired by the Company to provide certain software and consulting services. On or about July 7, 1997 the Company removed the action to the United States District Court for the Middle District of Florida. The complaint alleges counts for breach of contract, open account, and tortious interference with contractual or business relationships. PowerCerv seeks, among other things: $250,400 as liquidated damages for the purported hiring by the Company of two former employees of PowerCerv resulting in an alleged breach of the agreement between the Company and PowerCerv; approximately $62,000 for unpaid invoices; and an unspecified amount of other damages on the tortious interference claim related thereto. The Company is aware that PowerCerv obtained a preliminary injunction to prevent its former employees from working with the Company. The Company has moved to dismiss the action in Florida or, alternatively, to transfer the action to the District of Utah, which motion is currently pending. The Company intends to vigorously defend against the claims asserted against it. While the Company believes that the litigation will be resolved without a materially adverse effect on the Company's business or financial position, there can be no assurance as to the ultimate outcome of, or the costs incurred by the Company in defending, this litigation.

3.       Recently Issued Pronouncements

In March 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Statement 128 establishes standards for computing and presenting earnings per share ("EPS") and is effective for financial statements issued for periods ending after December 15, 1997. This Statement will eliminate the presentation of primary EPS and will require the presentation of basic EPS (the principal difference being that common stock equivalents will not be considered in the computation of basic EPS.). It will also require the presentation of diluted EPS which will give effect to all dilutive potential common shares that were that were outstanding during the period. Under the provisions of SFAS No. 128, basic EPS would have been $.12 and $.15 for the three months ended June 30, 1996 and 1997, respectively, and $.16 and $.26 for the six months ended June 30, 1996 and 1997, respectively. Diluted EPS would have been the same as the reported amounts in the financial statements.

                            OVID TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                              -------------------

4.       Pending Change in Revenue Recognition Policy

Ovid Technologies has been evaluating the effect of a proposal by the Accounting Standards Executive Committee (AcSEC) of the AICPA which will provide additional guidance in recognizing revenue on software transactions. The proposed Statement of Position ("SOP"), Software Revenue Recognition, has been under review by the Financial Accounting Standards Board ("FASB") and is expected to be approved and issued in the near future. Based on the current drafting of the proposed SOP, which will supersede the existing guidance of SOP 91-1, Ovid's revenue recognition policy will change significantly.

Further discussion and the proforma and prospective presentations of the effect of this proposed accounting change are included in Management's Discussions and Analysis of Financial Condition and Results of Operations.

                            OVID TECHNOLOGIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Three and Six Months Ended June 30, 1997 as compared to
                    Three and Six Months Ended June 30, 1996


REVENUES

For the three months ended June 30, 1997, the Company's total revenues increased 12% to 9.8 million versus $8.7 million for the comparable period in 1996. For the first six months of 1997, total revenues increased to $18.3 million, an increase of 14%, from $16.0 million during the first half of 1996. Strong sales in the North American and Asian medical markets contributed to a significant amount of the overall sales growth. The Company experienced only modest growth in European medical and North American non-medical markets. The Company expects these trends to continue in the near future. The Company will continue to focus on creating greater distribution channels in European medical and North American non-medical markets with the belief that these actions will lead to long-term revenue growth in these areas. (See Pending Change in Revenue Recognition Policy below.)

Revenues from database subscriptions and software increased to $9.0 million in the second quarter of 1997 from $8.1 million during the same period of 1996. These same revenues grew to $16.7 million during the six months ended June 30, 1997 from $14.7 million during the comparable period in 1996. This revenue growth was primarily attributable to an increase in the sale of network configurations to large medical institutions in North America and an increase in sales in Asia.

Maintenance revenues increased 23% to $.8 million for the three months ended June 30, 1997, from $0.7 million for the same period in 1996. During the six months ended June 30, 1997, maintenance revenues increased 20% to $1.6 million from $1.3 million for the comparable period in 1996. The increase in maintenance revenues is directly attributable to the increase in network sales, which have mandatory maintenance charges of 17% of the first year's software fees.

COST OF REVENUES

Cost of revenues increased 14% to $3.3 million for the second quarter of 1997 from $2.9 million in the same period in 1996. As a percent of revenues, total cost of revenues remained a constant 33% for the second quarter of 1997 and 1996. For the six months ended June 30, 1997, total cost of revenues increased 16% to $6.1 million for the first half of 1996 from $5.3 million for the same period in 1996. As a percentage of total revenues, cost of revenues remained a constant 33% in the first six months of 1997 and 1996.

The cost of database subscriptions and software as a percentage of corresponding revenues increased to 36% for the second quarter of 1996 from 35% in the second quarter of 1996. For the six months ended June 30, 1997, total cost of database subscriptions and software increased 36% for the first half of 1997 from 35% in the comparable period in 1996. The increase was primarily due to an increase in royalty expense (due to sales of database subscriptions paying higher royalties to their providers).

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.


SALES AND MARKETING EXPENSES

Sales and marketing expenses were $2.0 million during the second quarter of 1997 and 1996. As a percentage of total revenues, sales and marketing expenses decreased to 20% during the second quarter of 1997 from 23% during the comparable quarter in 1996. Sales and marketing increased to $3.9 million in the first half of 1997 from $3.8 million during the same period in 1996, an increase of 3%. As a percentage of total revenues, sales and marketing expenses decreased to 22% in the first six months of 1997 from 24% during the first six months of 1996. Increase in sales and marketing expense is attributable to minor increases in sales in North American academic markets and in several markets outside North America, primarily western Europe and Australia. The Company does not expect significant increases in sales and marketing investment in the future. The Company believes that the significant increase in sales and marketing expenditure made from 1996 to 1997 will facilitate continued sales growth in the near future. Consequently, the Company expects that sales and marketing expenses will decrease as a percentage of sales over time.

PRODUCT DEVELOPMENT EXPENSES

Product development expenses increased 19% to $1.6 million during the second quarter of 1997 from $1.4 million during the same period in 1996. For the first half of 1997, product development expenses increased 14% to $3.1 million for the six months ended June 30, 1997 from $2.7 million for the same period in 1996. As a percentage of total revenues, product development expenses increased to 17% in the second quarter 1997 from 16% in the same period 1996, and remained a constant 17% for the first six months in 1997 and 1996. The Company expects to have significant expenditure needs in full-text production and development over the next two years with no significant changes in product development expenses as a percentage of sales during this period.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $1.4 million for both the second quarters of 1997 and 1996. As a percentage of total revenues, general and administrative expenses decreased to 15% in the second quarter ended June 30, 1997 from 16% for June 30, 1996. General and administrative expenses increased 3% to $2.8 million during the first half of 1997 from $2.7 million during the same period in 1996. As a percentage of total revenues, general and administrative expenses decreased to 15% in the six months ended June 30, 1997 from 17% for the comparable period in 1996. The percent decrease is primarily attributable to the ability of the Company to increase revenues through new sales and database subscription renewals while controlling the growth of general expenses.

PROVISION FOR INCOME TAXES

The Company recorded a tax provision of $973,000 for the first half of 1997 as compared to $629,000 for the same period in 1996. This represents a 40% effective tax rate for both 1997 and 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.


PENDING CHANGE IN REVENUE RECOGNITION POLICY

The Company has been evaluating the effect of a proposal by the Accounting Standards Executive Committee (AcSEC) of the AICPA which will provide additional guidance in recognizing revenue on software transactions. The proposed Statement of Position ("SOP"), Software Revenue Recognition, has been under review by the Financial Accounting Standards Board ("FASB") and is expected to be approved and issued in the near future. Based on the current drafting of the proposed SOP, which will supersede the existing guidance of SOP 91-1, The Company's revenue recognition policy will change significantly.

The Company currently recognizes license fees for third-party databases and proprietary software upon shipment. Ovid's costs of fulfilling its obligations under the terms of the license agreement, which are not significant, are accrued at the time of delivery. As the proposed SOP is currently drafted, revenues for these products will be recognized on a straight-line basis over the term of the contract, generally one year. Additionally, the transition to the proposed SOP will be on a prospective basis and will apply only to transactions entered into after the SOP is adopted. Retroactive application of the provision of the proposed SOP would be prohibited.

On August 6, 1997, the FASB approved the proposed SOP, subject to editorial changes. Formal release of the final SOP is expected to occur during the third quarter. In the event, the final SOP is formally released by AcSEC as expected, the Company intends to change its method of accounting for license fees for third-party databases and proprietary software for all transactions entered into on or after July 1, 1997. As the proposed SOP allows prospective adoption only and nearly two thirds of total revenues are affected, the effect will be significant in the quarter in which the change in accounting is made. Assuming the Company adopts the proposed SOP as of July 1, 1997, the Company expects to report a loss for the three months ending September 30, 1997. Although the impact of the change in accounting will have a diminishing effect in future quarters, the quarterly impact will continue to be significant through June 30, 1998.

Pro forma effects of this change in accounting are contrasted with the historical results below. The "pro forma" presentations for the year ended December 31, 1996 and the 6 months and 3 months ended June 30, 1997 assume that the Company's accounting policy for license fees for third-party databases and proprietary software has always conformed to the provisions of the proposed SOP. The "prospective" presentation for the 3 months ended June 30, 1997 assumes the Company adopted the changed method of accounting for license fees for third-party databases and proprietary software for transactions entered into on or after April 1, 1997 to conform to the proposed SOP and illustrates the initial effect of prospective adoption.

                         (Continued on following page)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.


                              Presentation of Data
               (In thousands, except per share and share amounts)
                                  (unaudited)


                                     12 MONTHS ENDED             6 MONTHS ENDED                         3 MONTHS ENDED
                                    DECEMBER 31, 1996            JUNE 30, 1997                           JUNE 30, 1997
                                    -----------------            -------------                           -------------

                                   As Reported   Proforma     As Reported   Proforma    As Reported  Proforma    Prospective
                                   -----------   --------     -----------   --------    -----------  --------    -----------
Total revenues                       $33,605      $31,111       $18,252     $18,002        $9,801     $9,127       $3,348
Total cost of revenues                10,944        9,933        6,112l       5,808         3,266      2,953        1,508
Gross profit                          22,661       21,178        12,140      12,193         6,535      6,174        1,840
Total operating expenses              18,319       18,310         9,851       9,840         5,073      5,173        4,932
Income (loss) from operations          4,342        2,868         2,289       2,353         1,462      1,000      (3,093)

Net income (loss)                      2,756        1,873         1,458       1,497           924        648      (1,808)
Net income (loss) per common share     $ .39        $ .26         $ .20       $ .21         $ .13      $ .09      ($ .25)

Number of shares                       7,140        7,140         7,247       7,247         7,292      7,292        7,292

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Company had cash and cash equivalents of approximately $0.9 million, and working capital of $9.3 million. Operating activities provided the Company with $3.8 million in cash during the first six months of 1997 as compared to $1.0 million during the same period in 1996. The increase in cash provided by operating activities from 1997 to 1996 was primarily due to a decrease in accounts receivable and an increase in net income, partially offset by a decrease in accounts payable.

The Company's investing activities used cash of $4.4 million during the first six months of 1997, compared to using cash of $2.5 during the same period in 1996. The primary use of cash in 1997 was the purchase $14.7 million of short term investments less $11.7 million of redemptions. During the first half of 1996, the primary use of cash was the purchase of $10.3 million of short term investments less $8.7 million of redemptions. The Company's ongoing strategy is to invest excess cash in short-term investments. Capital expenditures for the Company were $1.3 million and $.9 million in 1997 and 1996, respectively.

The Company's financing activities provided $79,000 in 1997 as compared to $38,000 provided in the same period for 1996, both related to the exercise of stock options. Effective February 13, 1996, the Company entered into a line-of-credit agreement for $1.0 million collateralized by the Company's assets, bearing interest at the banks' prime rate plus 1%. There is no specified expiration date for the agreement; however, the agreement is cancelable in writing by either party at any time. There have been no borrowings under this agreement.

The Company has cash expenditure commitments of approximately $1.5 million in the third quarter related to prepaid royalties on recently licensed full text journals. Additionally the Company will continue to incur significant costs related to data preparation and production of these journals,

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.


however the Company believes that its available cash and cash flow from operations will be sufficient to finance its planned operations and capital requirements for the foreseeable future. The Company anticipates capital expenditures through the second half of 1997 to continue at the current rate.

The pending change in the Company's revenue recognition will have no effect on cash flow from operations. (See Pending Change in Revenue Recognition Policy above)

                            OVID TECHNOLOGIES, INC.


ITEM 1.  LEGAL PROCEEDINGS

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

                            OVID TECHNOLOGIES, INC.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

         (a) The Company's Annual Meeting of Stockholders was held on June 11, 1997 (the "Annual Meeting").

         (b) The following matters were voted upon and approved by the Company's stockholders at the Annual Meeting:

              (i) The election of five directors to serve for the ensuing year. The following nominees were elected as directors of the Company (with the Company's stockholders having voted as set forth below):

         Nominee                    Vote for         Withheld Authority to Vote
         -------                    --------         --------------------------
      Mark L. Nelson                5,866,397                  15,671
     Deborah M. Hull                5,866,197                  15,671
      Martin F. Kahn                5,866,197                  15,671
      Harry Diakoff                 5,866,397                  15,671
      John J. Hanley                5,866,197                  15,671

              (ii) The approval to amend the Corporation's 1993 Stock Option Plan to increase the number of shares which may be issued thereunder. The Company's stockholders voted as follows:

FOR: 4,922,627     AGAINST: 129,318    ABSTENTIONS: 1,520    NON-VOTES: 828,609

              (iii) The ratification of the appointment of Coopers & Lybrand L.L.P. as the Company's independent certified public accountants for the fiscal year ending December 31, 1997. The Company's stockholders voted as follows:

FOR: 5,876,017     AGAINST: 4,751      ABSTENTIONS: 1,300    NON-VOTES:   6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Ovid Technologies, Inc.
                                            (Registrant)


August 13, 1997                             /s/ Deborah M. Hull
---------------                             -------------------
                                            Deborah M. Hull
                                            Chief Operating Officer


August 13, 1997                             /s/ Jerry P. McAuliffe
---------------                             ----------------------
                                            Jerry P. McAuliffe
                                            Chief Financial Officer