Form 10-Q
period 1997-09-30
OVID TECHNOLOGIES INC
filed 1997-11-14
CIK 922520

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20509

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1997

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class of Stock        No. of Shares Outstanding       Date
--------------        -------------------------       ----
    Common                    6,091,163             10/31/97

                            OVID TECHNOLOGIES, INC.

                                     INDEX
                                   ---------
                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited):
            Condensed Consolidated Balance Sheets as of
            December 31, 1996 and September 30, 1997                        3

            Condensed Consolidated Statements of Operations for
            the three months ended September 30, 1996 and 1997              4

            Condensed Consolidated Statements of Operations for
            the nine months ended September 30, 1996 and 1997               5

            Condensed Consolidated Statements of Cash Flows
            for the nine months ended September 30, 1996 and 1997           6

            Notes to Condensed Consolidated Financial Statements         7-10

Item 2.        Management's Discussion and Analysis of
            Financial Condition and Results of Operations               11-16

                    PART II - OTHER INFORMATION

Item 1.        Legal Proceedings:                                          17

Item 2.        Changes in Securities:
                          None

Item 3.        Defaults Upon Senior Securities:
                          None

Item 4.        Submission of Matter to a Vote of Securities Holders
                          None

Item 5.        Other Information
                          None

Item 6.        Exhibits and Reports on Form 8-K
                          None

Exhibit 11 - Computation of Net Income Per Common Share                    18

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)
                                ---------------

                                                                                  DECEMBER 31,         September 30,
                                                                                     1996                   1997
                                                                                     ----                   ----
ASSETS:
Current assets:
 Cash and cash equivalents.....................................................   $  1,426              $  1,087
 Short-term investments - held to maturity.....................................      5,382                 9,517
 Marketable securities, net - available for sale...............................         --                   652
 Accounts receivable, less allowance for doubtful accounts
   of $895 and $960 for 1996 and 1997, respectively............................     12,310                10,349
 Prepaid and other current assets..............................................        698                 2,435
 Deferred income taxes.........................................................        298                   298
 Income tax receivable.........................................................        495                    --
                                                                                   -------               -------
    Total current assets.......................................................     20,609                24,338
                                                                                   -------               -------

 Equipment and leasehold improvements, net.....................................      3,216                 2,724
 Full-text database, net.......................................................      2,223                    --
 Deferred income taxes.........................................................        307                   320
 Deposits and other assets.....................................................        107                   109
                                                                                   -------               -------
     Total assets..............................................................    $26,462               $27,491
                                                                                   =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Accounts payable..............................................................   $  2,343               $ 2,656
 Accrued expenses..............................................................      3,146                 3,424
 Customer deposits.............................................................        457                   787
 Income taxes payable..........................................................      1,411                 1,103
 Unearned revenue..............................................................      3,838                 9,490
 Obligation under database subscriptions.......................................        656                   527
                                                                                ----------               -------
    Total current liabilities..................................................     11,851                17,987
                                                                                ----------               -------

Commitments

Stockholders' equity:
 Preferred stock, $.01 par value; 1,000,000 shares
   authorized; no shares issued................................................         --                    --
 Common stock, $.01 par value; 10,000,000 shares
   authorized; 5,894,832 and 6,091,747 shares issued and
   outstanding for 1996 and 1997, respectively.................................         59                    61
 Additional paid-in capital....................................................      8,688                 8,829
 Retained earnings.............................................................      5,792                   572

 Unrealized loss on marketable securities......................................         --                    (7)

 Foreign currency translation adjustment.......................................         72                    49
                                                                                ----------               -------
    Total stockholders' equity.................................................     14,611                 9,504
                                                                                ----------               -------
      Total liabilities and stockholders' equity...............................    $26,462               $27,491
                                                                                ==========               =======





The accompanying notes are an integral part of the condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                  (UNAUDITED)

                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                   ---------

                                                                                                  1996          1997
                                                                                                  ----          ----
            Revenues:
            Database subscriptions and software ..........................................   $     7,493   $     2,749
            Maintenance and other ........................................................           714           718
                                                                                             -----------   -----------
                Total revenues ...........................................................         8,207         3,467
                                                                                             -----------   -----------

            Cost of revenues:
            Database subscriptions and software ..........................................         2,647         4,866
            Maintenance and other ........................................................            31            87
                                                                                             -----------   -----------
                Total cost of revenues ...................................................         2,678         4,953
                                                                                             -----------   -----------

                Gross profit (loss) ......................................................         5,529        (1,486)

            Operating expenses:
            Sales and marketing ..........................................................         1,709         1,821
            Product development ..........................................................         1,353         2,083
            General and administrative ...................................................         1,293         1,685
                                                                                             -----------   -----------
                Total operating expenses .................................................         4,355         5,589
                                                                                             -----------   -----------

                Income (loss) from operations ............................................         1,174        (7,075)

            Interest income and other, net ...............................................            69           119
                                                                                             -----------   -----------
                Income (loss) before provision (benefit) for income taxes ................         1,243        (6,956)

            Provision (benefit) for income taxes .........................................           497          (278)
                                                                                             -----------   -----------
                Net income (loss) ........................................................   $       746   ($    6,678)
                                                                                             ===========   ===========
                Net income (loss) per common share .......................................   $       .10   ($      .91)
                                                                                             ===========   ===========

            PRO FORMA DATA (SEE NOTE 3):
                Pro forma income (loss) from operations ..................................   $     1,140   ($    2,836)
                                                                                             -----------   -----------
                Pro forma net income (loss) ..............................................   $       726   ($    1,630)
                                                                                             -----------   -----------
                Pro forma net income (loss) per common share .............................   $       .10   ($      .22)
                                                                                             -----------   -----------

            Weighted average number of shares of common stock and common stock equivalents     7,265,449     7,320,341
                                                                                             ===========   ===========




The accompanying notes are an integral part of the condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                  (UNAUDITED)

                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                   ---------


                                                                                                      1996          1997
                                                                                               -----------   -----------
           Revenues:
            Database subscriptions and software ............................................   $    22,143   $    19,400
            Maintenance and other ..........................................................         2,046         2,319
                                                                                               -----------   -----------
               Total revenues ..............................................................        24,189        21,719
                                                                                               -----------   -----------

           Cost of revenues:
            Database subscriptions and software ............................................         7,814        10,869
            Maintenance and other ..........................................................           136           196
                                                                                               -----------   -----------
               Total cost of revenues ......................................................         7,950        11,065
                                                                                               -----------   -----------

               Gross profit.................................................................        16,239        10,654

           Operating expenses:
            Sales and marketing.............................................................         5,528         5,764
            Product development ............................................................         4,093         5,210
            General and administrative .....................................................         3,988         4,466
                                                                                               -----------   -----------
               Total operating expenses ....................................................        13,609        15,440
                                                                                               -----------   -----------

               Income (loss) from operations ...............................................         2,630        (4,786)

           Interest income and other, net ..................................................           185           261
                                                                                               -----------   -----------
               Income (loss) before provision for income taxes .............................         2,815        (4,525)

           Provision for income taxes ......................................................         1,126           695
                                                                                               -----------   -----------
               Net income  (loss) ..........................................................   $     1,689   ($    5,220)
                                                                                               ===========   ===========
               Net income (loss) per common share ..........................................   $       .24   ($      .72)
                                                                                               ===========   ===========

           PRO FORMA DATA:
               Pro forma income (loss) from operations .....................................   $     1,748   ($      493)
                                                                                               -----------   -----------
               Pro forma net income (loss) .................................................   $     1,014   ($      133)
                                                                                               -----------   -----------
               Pro forma net income (loss)  per common share ...............................   $       .14   ($      .02)
                                                                                               -----------   -----------

           Weighted average number of shares of common stock
               and common stock equivalents ................................................     7,162,299     7,211,610
                                                                                               ===========   ===========






The accompanying notes are an integral part of the condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                   ---------



                                                                            1996       1997
                                                                            ----       ----
Cash flows from operating activities:
 Net income (loss) ...................................................   $  1,689    ($ 5,220)

 Adjustments to reconcile net income to net cash provided by operating activities:
    Write-down of full-text database and management
       information system ............................................         --       4,298
    Depreciation and amortization ....................................      1,685       2,165
    Deferred income tax expense and other ............................        269         144
    Changes in assets and liabilities:

       (Increase) in full text database cost .........................       (815)     (1,496)

       (Increase) decrease in accounts receivable ....................     (1,940)      1,896

       (Increase) decrease in other assets ...........................        278      (1,338)

       Decrease in income tax receivable .............................        748          --

       Increase (decrease) in accounts payable .......................       (970)        313

       Increase in unearned revenue ..................................         88       5,652
       Increase in other liabilities .................................        880         142
                                                                         --------    --------

          Cash provided by operating activities ......................      1,912       6,556
                                                                         --------    --------


Cash flows from investing activities:
 Purchase of short-term investments ..................................    (15,594)    (19,828)

 Purchase of marketable securities ...................................         --        (659)

 Redemption of short-term investments at maturity ....................     13,955      15,700

 Capital expenditures ................................................     (1,163)     (2,251)
                                                                         --------    --------

          Cash used in investing activities ..........................     (2,802)     (7,038)
                                                                         --------    --------


Cash flows from financing activities:
 Proceeds from the exercise of stock options .........................         90         143
                                                                         --------    --------

          Cash provided by financing activities ......................         90         143
                                                                         --------    --------


Decrease in cash and cash equivalents ................................       (800)       (339)


Cash and cash equivalents, beginning of period .......................      1,775       1,426
                                                                         --------    --------
Cash and cash equivalents, end of period .............................   $    975    $  1,087
                                                                         ========    ========





The accompanying notes are an integral part of the condensed consolidated financial statements.

                            OVID TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

1.      Basis of Presentation:

        These condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K dated March 28, 1997, as amended, and the historical condensed consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Quarterly operating results are not necessarily indicative of the results that would be expected for the full year.

2.      Legal Proceedings

        On or about June 6, 1997, an action was commenced in the Circuit Court of the 13th Judicial Circuit of the State of Florida against the Company by PowerCerv Technologies Corporation ("PowerCerv"), a firm hired by the Company to provide certain software and consulting services. On or about July 7, 1997 the Company removed the action to the United States District Court for the Middle District of Florida. The complaint alleges counts for breach of contract, open account, and tortious interference with contractual or business relationships. PowerCerv seeks, among other things: $250 as liquidated damages for the purported hiring by the Company of two former employees of PowerCerv resulting in an alleged breach of the agreement between the Company and PowerCerv; approximately $62 for unpaid invoices; and an unspecified amount of other damages on the tortious interference claim related thereto. The Company is aware that PowerCerv obtained a preliminary injunction to prevent its former employees from working with the Company. The Company has moved to dismiss the action in Florida or, alternatively, to transfer the action to the District of Utah, which motion is currently pending. The Company intends to vigorously defend against the claims asserted against it. While the Company believes that the litigation will be resolved without a materially adverse effect on the Company's business or financial position, there can be no assurance as to the ultimate outcome of, or the costs incurred by the Company in defending, this litigation.

3.      Change in Revenue Recognition Policy

        Effective July 1, 1997, the Company has elected early adoption of the provisions of Statement of Position ("SOP") 97-2, Software Revenue Recognition, which was issued on October 27, 1997 by the Accounting Standards Executive Committee of the AICPA. SOP 97-2, which supersedes SOP 91-1, and significantly changes the Company's recognition of license fees for third-party databases and proprietary software. Prior to the adoption of SOP 97-2, the Company recognized these revenues upon shipment. The Company's costs of fulfilling its obligations under the terms of the database subscriptions, which are insignificant, were accrued at the time of delivery. Under the provisions of SOP 97-2, license fees for third-party databases and the Company's proprietary software are recognized on a straight-line basis over the term of the contract, generally one year. Royalty costs associated with the license fees for third-party databases and fulfillment costs are also recognized over the same period.

        Under its transitional provisions, SOP 97-2 specifically prohibits retroactive application and requires prospective adoption only on transactions entered into on or after the effective date.

        As a result of adopting SOP 97-2, total revenues and operating income decreased $4,655 and $3,078 respectively during the three and nine months ended September 30, 1997 from the amounts that would have been reported if the change described above had not been made. In addition, if the change in accounting described above had not been made, the net loss for the three and nine month periods ended September would have been $3,601 ($.49 per share) and $2,142 ($ .30 per share), respectively.

        Pro forma income (loss) from operations, pro forma net income (loss) and pro forma net income (loss) per common share for the three and nine month periods ended September 30, 1996 and 1997, assuming the Company had always followed the provisions of SOP 97-2 are presented on the respective condensed consolidated statements of operations. Further discussion, including additional pro forma effects of the new accounting policy, is included in Management's Discussions and Analysis of Financial Condition and Results of Operations.

4.      Write-off of Long-lived Assets

        FULL-TEXT DATABASE

        As previously reported, in March 1994, the Company acquired certain assets and assumed certain liabilities of the BRS Online component of InfoPro Technologies, Inc. Among the assets acquired were certain full-text databases (the "BRS Databases") to which $2,400 of the purchase price was allocated. At September 30, 1997, the net carrying value of these databases was $621.

        The BRS Databases continue to be offered by the Company and are available to its customers; however, a continuing decline in licensing fees for the BRS Databases during the third quarter of 1997 has indicated that cash flows from projected future sales may not recover the related net carrying value. As a result, the Company charged the net book value to cost of revenues.

        In late 1995, the Company expanded its product offerings to include full-text databases of selected publications. Pursuant to its agreements with the various publishers, the cost of developing and converting full-text database information from a print medium to a standard electronic format is initially the responsibility of the Company. The agreements generally provide that publishers will deliver the information in specified electronic format before a certain date or will be responsible for the conversion costs. In exchange for providing the information in a standard electronic format, the publisher will receive a higher royalty on the license fees received by the Company. However, receipt of the information in a standard electronic format will reduce the Company's ongoing external conversion costs. External conversion costs associated with the development and conversion of this full-text database information from a print medium to a standard electronic format have been capitalized and amortized on a straight-line basis over a period of five years, commencing in the period the database is available for sale. At September 30, 1997, the net carrying value of these database conversion costs was $2,573.

        As a result of recent negotiations with publishers during the third quarter of 1997, it has become apparent that future royalties on full-text products will be greater than anticipated. It also has become apparent that the publishers' ability to provide information electronically will be slower than previously anticipated. Although the Company continues to believe that market acceptance of full-text products will happen, there is sufficient uncertainty in the marketplace that users have delayed widespread acceptance. As a result, the Company's penetration with its full-text products has been slower than expected. Based upon its recently completed reforecast, the Company has determined that it cannot reasonably anticipate sufficient cash flow from this asset to warrant its continued capitalization. Accordingly, the Company has charged the net carrying value to cost of revenues. In addition, future capitalization of conversion costs will not occur until recovery is assured.


MANAGEMENT INFORMATION SYSTEM

In January 1996, the Company undertook the development of an integrated business system (IBS). Since the inception of the IBS project, certain incremental development costs have been capitalized. As a result of an independent review of IBS completed during the third quarter of 1997, the Company determined that the design of IBS would no longer meet its needs. Additionally, alternative information technology solutions have been identified that will provide the desired functionality of IBS at a final cost which is less than the cost to adjust and complete the IBS project. As a result, the Company has elected to abandon IBS immediately and begin implementation of the alternative solution. The carrying cost of IBS, $1,104, has been charged to expense during the third quarter of 1997 and allocated as follows:

Cost of revenues                                           $    276
Sales and marketing                                             221
Product development                                             386
General and administrative                                      221
                                                          ---------
                  Total                                      $1,104




5.      Recently Issued Pronouncements

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Statement 128 establishes standards for computing and presenting earnings per share ("EPS") and is effective for financial statements issued for periods ending after December 15, 1997. This Statement will eliminate the presentation of primary EPS and will require the presentation of basic EPS (the principal difference being that common stock equivalents will not be considered in the computation of basic EPS). It will also require the presentation of diluted EPS which will give effect to all dilutive potential common shares that were outstanding during the period. Under the provisions of SFAS No. 128, basic EPS would have been $.13 and ($1.10) for the three months ended September 30, 1996 and 1997, respectively, and $.29 and ($.87) for the nine months ended September 30, 1996 and 1997, respectively. Diluted EPS would have been the same as the reported amounts in the financial statements.

In March 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", which is required to be adopted by the Company in fiscal 1998. This Statement specifies certain disclosures about capital structure. Management does not expect that implementation of this Statement will have a significant impact on the financial statements of the Company.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive
Income" SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. An enterprise that has no items of other comprehensive income in any period presented is not required to report comprehensive income. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management does not believe that the adoption of SFAS 130 will have a material impact on the Company's financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management has not yet assessed the impact that the adoption of SFAS 131 will have on the Company's financial statements.

                            OVID TECHNOLOGIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

OVERVIEW

Ovid Technologies, Inc. is a leading provider of electronic information to the scientific, technical, and medical (STM) markets. The Company develops sophisticated search software and bundles this technology with an aggregation of bibliographic and full-text databases. More than 5,000 prominent institutions worldwide use Ovid's products on Intranets, the Internet, or on stand-alone systems.

The Company focuses on two principle components to generate its recurring revenue. The first is the sale of CD-ROM based (Intranet) products for installation at individual sites. The Company receives recurring revenue through renewals on the site's database subscriptions and annual maintenance fees on the software purchase. The second is the Company's Internet online service. Here, recurring revenue comes through renewals on database subscriptions and an annual access fee for use of the system. Ovid's customer retention rate has been historically in excess of 90%.

Growth of the Company continues to be derived from these two components both domestically and internationally. In each of these markets, a strategic objective of the Company has been to move customers to the Internet online service model. This removes certain customer barriers for purchasing large quantities of full text and produces a larger stream of renewable revenue. Ovid has seen a significant increase in its online business during 1997. On a billings basis, for the nine months ended September 30, 1997, Ovid had approximately $2.5 million in online fixed-fee sales, while for the nine months ended September 30, 1996, the Company had approximately $600 in online fixed-fee sales. Additionally, the number of fixed-fee customers has increased to approximately 6,600 from approximately 4,500 during the 12 month period ended September 30, 1997.

Ovid is pursuing a number of channels to achieve future growth. Investment in the international market continues to grow, and while the European market has experienced only modest growth, the Company continues to create greater worldwide distribution channels and has recently begun sales and marketing efforts in South America. Also important is the Company's ability to license additional content from STM publishers. Ovid now licenses full-text content from more than forty different publishers and continues to add new journal titles from both existing and new publishers. The Company has also begun investment in a new project, the Clinical Information Products (CIP) group. Products from CIP leverage Ovid's investment in the medical community and broaden the breadth of information the Company provides. The first CIP product is expected to be released in the first half of 1998.

As discussed in detail in adjacent sections, the Company adopted SOP 97-2, Software Revenue Recognition, July 1, 1997. While the revenue recognition change has an initial dramatic impact on reported revenues, the change is expected to decrease the cyclical trends historically experienced by the Company.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

In combination with the growth drivers as discussed above and the recent accounting changes, the Company continues to control operating expenses and also continues to increase its operating cash flow. As of September 30, 1997, the Company had cash and cash equivalents, short-term investments and investments in marketable securities of approximately $11.3 million as compared with cash and cash equivalents, short-term investments and investments in marketable securities of approximately $6.8 million at December 31, 1996.


SIGNIFICANT EVENTS

The results of operations for the three and nine month periods ended September 30, 1997 have been impacted by several significant events which limit comparability with corresponding previous periods. These events are described below:

WRITE-OFF OF LONG-LIVED ASSETS

MANAGEMENT INFORMATION SYSTEM

As more fully described in Note 4 to the condensed consolidated financial statements, the Company has determined that the capitalized cost of its integrated business system (IBS) is impaired and has elected to abandon it effective September 30, 1997. This decision to write-off the costs is the result of difficulties with the system vendor and the findings of an independent evaluation of IBS. The Company is currently being sued for breach of contract by the system vendor. Status of the lawsuit is outlined in Note 2 to the financial statements.

The one time write-off of the $1,104 carrying value of the project at September 30, 1997 was charged as follows: Cost of Sales $276, Selling and Marketing Expense $221, General and Administrative $221; and Product Development $386.

FULL-TEXT DATABASE

As more fully described in Note 4 to the condensed consolidated financial statements, the Company has determined that, based on projected future sales and related expenses revised during the third quarter, the licensing of full-text databases may not result in positive cash flow for several years. As a result, the net book value of the full-text databases, $3,194, has been charged to cost of revenues during the third quarter of 1997. Included in the write-off are the unamortized costs associated with the BRS Online full-text databases, $621. Cash flows from projected future sales of these specific products, which reflect a continuing shift to other Company products, indicate that the Company may not recover the asset's net carrying value.

The remaining portion of the full-text database write-off, $2,573, relates to certain external conversion costs associated with the development of a full-text database product which have been capitalized by the Company since the end of 1995. The Company initially anticipated that the conversion costs would only be incurred for a short period of time until the publishers were able to provide the information in a suitable electronic format. The publishers' ability to provide information electronically has been slower than anticipated. Also, as additional publishers' content has been added to the database, and as a result of recent negotiations during the 3rd quarter with

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

current content providers, it has become apparent that ongoing royalty rates will likely be greater than originally anticipated.


CHANGE IN ACCOUNTING PRINCIPLE

As described in Note 3 to the financial statements, the Company has adopted SOP 97-2, Software Revenue Recognition, effective July 1, 1997. Prior to the adoption of SOP 97-2, the Company recognized license fees for third-party databases and proprietary software upon shipment. Royalty obligations to publishers were accrued at the time of shipment. Ovid's costs of fulfilling its obligations under the terms of the license agreement, which are not significant, were also accrued at the time of shipment. As a result of the change, license fees for third-party databases and the Company's proprietary software revenues for these products are recognized on a straight-line basis over the term of the contract, generally one year. Royalty costs to publishers and fulfillment costs are also recognized over the same period.

The transition provisions of SOP 97-2 specifically prohibit retroactive application and require prospective adoption only on transactions entered into on or after the effective date. As a result, the Company's reported revenues will be reduced, although to a lessening extent, until June 30, 1998 at which time the transitional impact will end.


PRO FORMA PRESENTATION

As a result of the write-off of long-lived assets and the change in accounting principle described above, the results of operations for the three and nine month periods ended September 30, 1997 are not comparable with amounts from the corresponding periods of the prior year. Set forth below are pro forma data which exclude the one-time write-down of assets described above during the three and nine months ended September 30, 1997 and which assume that the Company's accounting for license fees for third-party databases and proprietary software has always conformed to the provisions of SOP 97-2.



                        Presentation of Pro Forma Data
                   (In thousands, except per share amounts)
                                  (unaudited)

                                  Year ended        9 months ended      3 months ended
                                 December 31,        September 30,       September 30,

                                1995      1996      1996      1997      1996       1997

Total revenues ............   $25,037   $31,111   $22,830   $27,352   $ 7,905   $ 9,350
Total cost of revenues ....     7,406     9,933     7,473     8,842     2,410     3,034
Gross profit ..............    17,631    21,178    15,357    18,510     5,495     6,316
Total operating expense ...    16,430    18,310    13,609    14,612     4,355     4,761
Income from operations ....     1,201     2,868     1,748     3,898     1,140     1,555

Net income ................       943     1,873     1,104     2,339       726       933
Net income per common share   $  0.13   $  0.26   $  0.14   $  0.32   $  0.10   $  0.13

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

 1997 VS 1996 PRO FORMA OPERATING RESULTS

REVENUES

For the three months ended September 30, 1997, the Company's pro forma total revenues increased 18% to $9.4 million versus $7.9 million for the comparable period in 1996. For the first nine months of 1997, pro forma total revenues increased to $27.3 million, an increase of 20%, from $22.8 million during the first nine months of 1996. Although the revenue growth was worldwide, network sales in North America, Japan and Australia were particularly strong during the third quarter and first nine months of 1997.

Pro forma revenues from database subscriptions and software increased to $8.3 million in the third quarter of 1997 from $6.9 million during the same period of 1996. These same revenues grew to $24.2 million during the nine months ended September 30, 1997 from $20.0 million during the comparable period in 1996. This revenue growth was primarily attributable to an increase in sales of network configurations to medical and academic institutions in North America and an increase in sales outside of North America, primarily, Japan, Australia and western Europe.

Pro forma maintenance revenues increased 12% to $0.8 million for the three months ended September 30, 1997 from $0.7 million for the same period in 1996. During the nine months ended September 30, 1997, pro forma maintenance revenues increased 15% to $2.3 million from $2.0 million for the comparable period in fiscal 1996. The increase in pro forma maintenance revenues is directly attributable to the increase in network sales, which have mandatory maintenance charges of 17% of the first year's software fees.

COST OF REVENUES

Pro forma cost of revenues increased 26% to $3 million in the third quarter of 1997 from $2.4 million for the same period in 1996. As a percent of total revenues, pro forma total cost of revenues increased to 32% for the third quarter of 1997 from 30% for the third quarter of 1996. For the nine months ended September 30, 1997, pro forma total cost of revenues increased 18% to $8.8 million from $7.5 million for the same period in 1996. As a percentage of pro forma total revenues, pro forma total cost of revenues decreased to 32% in the first nine months of 1997 from 33% in the comparable period in 1996. The increases in pro forma cost of revenues as a percentage of total pro forma revenues for the three month and nine month periods ended September 30, 1997 were primarily due to an increase in cost of sales of database subscriptions.

Pro forma cost of database subscriptions and software as a percentage of corresponding revenues remained a constant 35% for the third quarter of 1997 and 1996. For the nine months ended September 30, 1997, pro forma total cost of database subscriptions and software as a percentage of corresponding revenue increased to 37% for the first nine months of 1997 from 36% in the comparable period in 1996. The increase resulted from an increase in royalty expense due to sales of database subscriptions with higher royalty rates.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

GROSS PROFIT

Pro forma gross profit was $6.3 million for the quarter ended September 30, 1997, compared with $5.5 million for the same period in 1996, representing 68% and 70% of total revenues, respectively. Pro forma gross profit was $18.5 million during the nine months ended September 30, 1997, compared with $15.4 million for the same period in 1996, representing 68% and 67% of total revenues, respectively. Changes in gross margin from period to period have resulted primarily from changes in the cost of revenues within each category of revenues, as discussed above.

SALES AND MARKETING EXPENSES

Pro forma sales and marketing expenses decreased 6% to $1.6 million during the third quarter of 1997 from $1.7 million for the same period in 1996. As a percentage of pro forma total revenues, sales and marketing expenses decreased to 17% during the third quarter of 1997 from 22% during the comparable quarter in 1996. Pro forma sales and marketing remained a constant $5.5 million for the nine months ended September 30, 1997. As a percentage of pro forma total revenues, pro forma sales and marketing expenses decreased to 20% in the first nine months of 1997 from 24% during the first nine months of 1996. The decreases in pro forma sales and marketing expenses are due to the consolidation of the Company's Amsterdam office into the UK office, as well as, a reduction in staff in marketing and inside sales.

PRODUCT DEVELOPMENT EXPENSES

Pro forma product development expenses increased 25% to $1.7 million during the third quarter of 1997 from $1.4 million during the same period in 1996. As a percentage of pro forma total revenues, pro forma product development expenses increased to 18% in the third quarter 1997 from 17% in the same period for 1996. For the first nine months of 1997, pro forma product development expenses increased 18% to $4.8 million as compared to $4.1 million for the same period in 1996. As a percentage of pro forma total revenues, pro forma product development expenses remained a constant 18% for the first nine months in 1997 and 1996. The increases in pro forma product development expenses are due to an increase in staff associated with the ongoing full text project, as well as, a new development group associated with the new clinical information product.

GENERAL AND ADMINISTRATIVE EXPENSES

Pro forma general and administrative expenses increased 13% to $1.5 million in the third quarter of 1997 from $1.3 million during the same period in 1996. As a percentage of pro forma total revenues, general and administrative expenses remained the same at 16% in the third quarter for both 1997 and 1996. Pro forma general and administrative expenses increased 6% to $4.2 million during the first nine months of 1997 from $4.0 million during the same period in 1996. As a percentage of pro forma total revenues, general and administrative expenses decreased to 16% in the nine months ended September 30, 1997 from 17% for the comparable period in 1996. The decrease in the pro forma general and administrative as a percentage of pro forma total revenues is primarily attributable to the ability of the Company to increase revenues through new sales and database subscription renewals while controlling the growth of general expenses. The Company expects this trend to continue in the future.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company had cash and cash equivalents of approximately $1.1 million and highly liquid short-term investment and marketable securities of approximately $10.2 million. Operating activities provided the Company with $6.6 million in cash during the first nine months of 1997 as compared to $1.9 million during the same period in 1996. The Company's days revenue in accounts receivable, which typically ranges from 80-100 days, is expected to continue and is not expected to significantly impact the Company's liquidity.

The Company's investing activities used cash of $7.0 million during the first nine months of 1997 compared to using cash of $2.8 million during the same period in 1996. The primary use of cash in 1997 was the purchase of $2.3 million of capital equipment and the purchase of $19.8 million of short-term investments less $15.7 million of redemptions. During the first nine months of 1996, the primary use of cash was the purchase of capital expenditures of $1.2 million, and the purchase of $15.6 million of short-term investments less $14.0 million of redemptions. Included in the purchase of short-term investments for the third quarter is the purchase of $652 of marketable securities, held as available for sale. During the quarter, the Company decided to invest a portion of the Company's cash in marketable securities. These securities are high-grade investment quality and will increase the Company's return without significantly increasing investment risk.

The Company's financing activities provided $143 from the exercise of stock options for the nine months ended September 30, 1997 as compared to $90 provided in the same period of 1996. Effective February 13, 1996, the Company entered into a line-of-credit agreement for $1.0 million collateralized by the Company's assets, bearing interest at the banks' prime rate plus 1%. There is no specified expiration date for the agreement; however, the agreement is cancelable in writing by either party at any time. There have been no borrowings under this agreement.

Notwithstanding the decision to write-off the net book value of full-text databases more fully described in Note 4 to the condensed consolidated financial statements, the Company expects to continue to pursue aggressively its initiative to license the electronic distribution rights to scientific, technical and medical related journals in full-text format. The cost of licensing the content as well as the necessary investment in production is expected to require significant use of cash in future periods. The level of expenditure is expected to continue at current levels during 1998, and decrease thereafter. The Company believes that its available cash and short-term investments and expected future cash flows from operations can finance these activities.

As more fully described in Note 4 to the condensed consolidated financial statements, the Company is undertaking an alternative solution to the abandoned IBS. Costs are estimated to be less than $1 million for this project. The Company believes that its available cash and short-term investments and expected future cash flows from operations can finance this project.

On October 28, 1997 the Company's board of directors authorized the repurchase of up to $3 million of the Company's common stock. The shares may be purchased on the open market from time to time, depending upon market conditions.

                            OVID TECHNOLOGIES, INC.

ITEM 1.           LEGAL PROCEEDINGS
See Note 2 of the Notes to Condensed Consolidated Financial Statements.

                                                                     Exhibit 11


                            OVID TECHNOLOGIES, INC.

                   COMPUTATION OF NET INCOME PER COMMON SHARE

                                   ---------

                                       Three Months Three Months   Nine Months   Nine Months
                                          Ended        Ended          Ended         Ended
                                         9/30/96      9/30/97        9/30/96       9/30/97
                                       (Historical) (Historical)   (Historical)  (Historical)
Net income (loss) ..................   $  746,000   ($6,678,000)   $ 1,689,000   ($5,220,000)
                                       ==========   ===========    ===========   ===========

Shares used in calculation
  of net income per share of
  common stock:
    Weighted average shares of
     common stock outstanding ......    5,787,439     6,054,006      5,744,281     5,988,014

Dilutive effect of stock options
  after the application of the
  treasury stock method ............    1,478,010     1,266,335      1,418,018     1,223,596
                                       ----------   -----------    -----------   -----------

                                        7,265,449    7 ,320,341      7,162,299     7,211,610
                                       ==========   ===========    ===========   ===========
         Net income (loss) per share
           of common stock .........   $      .10   ($      .91)   $       .24   ($      .72)
                                       ==========   ===========    ===========   ===========

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   Ovid Technologies, Inc.
                                                   (Registrant)


November 13, 1997                                  /s/ DEBORAH M. HULL
-------------------------                          -------------------
                                                   Deborah M. Hull
                                                   Chief Operating Officer


November 13, 1997                                  /s/ JEFFREY A. HOERLE
-------------------------                          ---------------------
                                                   Jeffrey A. Hoerle
                                                   Chief Financial Officer