Form 10-K
period 1997-12-31
OVID TECHNOLOGIES INC
filed 1998-03-31
CIK 922520

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the Registrant's Common Stock held by non-affiliates at March 20, 1998 (based on the closing sale price for such shares on March 20, 1998 as reported by the NASDAQ Stock Market's National Market and the assumption for this computation only that all directors and executive officers of the Registrant are affiliates): $ 36,409,973

        Common Stock outstanding as of March 20, 1998: 6,206,665 shares

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

GENERAL

         Ovid Technologies, Inc. (the "Company" or "Ovid") provides electronic information retrieval services to major medical and research centers throughout the world. The Company believes it is a leading provider of these services to the scientific, technical and medical (STM) markets. Based in New York, with several international offices and nearly 200 employees, Ovid develops sophisticated search and retrieval software for research-intensive institutions and bundles this technology with full text and bibliographic databases. Ovid software is distinguished by its intuitive user interface; unique algorithms that search for and retrieve high-value information; interoperability with multiple systems and platforms; and an advanced architecture that leverages electronic full text, a primary focus for the Company.

         Ovid technology is available on several platforms locally as part of a local area network or stand-alone system, and remotely via Ovid Online, which is offered through the Internet. Ovid's customer base encompasses more than 5,000 prominent institutions worldwide, including private and public universities, library consortia, hospital libraries, pharmaceutical firms and governmental organizations.

         Ovid's proprietary software provides the user with the ability to locate quickly and accurately citations and abstracts of biomedical and scientific articles. Distinguishing features of the software include a mapping capability that enables users, regardless of their level of computer-searching expertise, to find relevant information; a common graphical user interface
(GUI) optimized for searching databases under various operating systems (DOS, Windows and UNIX); and navigational tools to help guide users through large databases.

         The Company offers most of its services on an annual subscription basis. Approximately 77% of the major medical centers in the United States and Canada, as well as a significant number of research facilities and hospitals, including the Mayo Clinic, Memorial Sloan-Kettering Cancer Center, the Harvard Medical School, Johns Hopkins University School of Medicine, the Centers for Disease Control and Prevention and the University of Alberta, subscribe to the Company's services. Major European and Asian organizations, including the British Medical Association, the Max Planck Society, Institut Pasteur, the University of Oslo and the University of Tokyo, are also Ovid subscribers. The Company has maintained a 93% retention rate of renewal subscription revenue worldwide during the last three years.

         The Company's GUI software allows customers to easily upgrade the speed and sophistication of their information retrieval systems without incurring significant retraining or administrative costs. In addition, the Company's annual subscription pricing allows customers to control their information costs and simplify their budgeting process, and enables novice searchers to use the system without increased expense.

         In March 1994, the Company began offering online services to its customers. The Company offers an online service, including the full text of prominent biomedical journals, over commercial telecommunication networks and the Internet. Access to full text documents from a user's workstation eliminates the time required to retrieve the full text of documents from a library or other remote archival storage facility. Online services are offered on a fixed-fee basis which enables customers, primarily institutions, to have unlimited access for an annual access and database subscription fee or on a variable charge basis which is primarily used by physician or other end-user individuals and institutions with limited searching requirements.

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

         The Company believes that with existing and developing technologies and protocols, user expectations and market demand will lead to more widespread use of electronic full text products.

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

         In 1993, the Company introduced OVID, a new version of its search and retrieval software, following a development and testing program that began in 1991. OVID, written in C++, an object-oriented language, includes a consistent GUI for the DOS, Windows and UNIX operating systems. Ovid's core software may be efficiently ported to new platforms or can be easily extended as new features are released. The Company's software has a number of innovative features, including:

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

o Compression algorithm -- reduces storage requirements, which increases speed of retrieval and lowers hardware costs.

o Linking - allows the user to navigate between bibliographic databases and full text journals through embedded HTML links.

         The software includes system administration options that enable custom tailoring of features to best serve specific user populations. These options include statistics-gathering modules for assessing user searching histories and preferences and the capability for creating and displaying extensive local journal holding messages, with links to appropriate journals. Local journal links identify articles contained in the customer's library, enabling the user to limit searches to those articles.

         OVID software has been designed to operate in a single-user system, as part of a network, or on the Internet. OVID software has been designed with a client-server architecture, which in a network environment separates the retrieval processing from the user interface. This enables efficient access across networks and the Internet.

Pricing Structure

         Ovid structures its pricing to build recurring subscription revenue. All stand-alone CD-ROM and network-based systems customers pay an annual fee for each database they receive. In addition, network customers pay a software license fee for Ovid's software. The amount charged to the network customers for both the databases and the software is determined by the number of users who can gain access simultaneously to each database. Concurrent-user pricing permits institutions to upgrade their systems as demand grows and also to vary the level of access to individual databases as usage patterns change.

         Typically, network customers pay one-time software fees of $2,500 to $3,000 per concurrent-user, and approximately $25,000 in first-year software fees. Thereafter, network customers are charged an annual software maintenance fee currently calculated at 17% of the first-year software fee. In addition, network customers are charged an annual database subscription fee that ranges from $1,000 to $30,000 per database. The average annual database charge for network customers is approximately $12,000. Subscribers to single-user CD-ROM databases generally pay between $3,000 and $5,000 per year in database subscription fees.

         Online customers can select either a fixed-fee annual subscription option for online database searching, including database and system access charges based on the number of concurrent-users who can gain access to the system, or a variable usage-based fee plan for system access and document display. The Company believes that the ability of its customers to budget their total expenses by choosing the fixed-fee option is particularly appealing to institutions that wish to allow all their users, including students and others with limited budgets, to have access to the Company's services.

Databases

         The databases offered by the Company are licensed from various governmental entities, not-for-profit associations and commercial businesses that compile and abstract information from a variety of sources. The databases are licensed from information providers and publishers on a non-exclusive basis for terms ranging from one to five years. Certain of the databases licensed from governmental entities, including Medline, are royalty-free. The remaining databases require royalty payments to the information provider ranging from 2% to 85% of net database subscription revenues. The Company generally pays an average royalty of approximately 30% of net database subscription revenues to the original publishers.

         Approximately 86% of the Company's customers subscribe to the Medline database, a bibliography of the world's leading biomedical literature, produced by the U.S. National Library of Medicine. The National Library of Medicine compiles the database and licenses third parties, including Ovid, to distribute the database in electronic form. The Company's licensing agreement with the National Library of Medicine is perpetual, subject to the right of either party to cancel the agreement on 90 days written notice, and grants Ovid a license to use the database on a royalty free basis worldwide. Other databases that are frequently subscribed to by the Company's customers are:

Ovid's Core Biomedical Collection, a compilation of fifteen of the world's leading medical journals; CINAHL, a bibliography of nursing literature produced by CINAHL Information Systems; and PsycLIT, a bibliography of psychological literature, produced by the American Psychological Association, a not-for-profit professional society.

         Most databases are updated either weekly or monthly. In addition to stand-alone CD-ROM's, local CD-ROM's and magnetic networks, the Company offers an extensive collection of bibliographic and full text databases online. Ovid distributes the full text of recently published and archival articles from over 100 leading biomedical and scientific journals and other publications. The Company has developed software capable of displaying color illustrations, graphics and tables as contained in the original print format of these articles. These bibliographic and full text databases are accessed online through the Internet or by commercial telecommunication networks. The full text databases can be searched either through an automatic link feature after searching and identifying articles in a bibliographic database, or by a free text search of the full text databases themselves. Ovid enhances the utility of these databases through extensive data loading procedures, which standardize the organization of the articles and normalizes the use of symbols, abbreviations and other scientific representations.

         During 1997, the Company licensed 5 additional biomedical, scientific and academic databases, and more than 100 additional biomedical and scientific journals.

CUSTOMERS

         During each of the past three years, no single customer accounted for more than 3% of that year's total revenues. As of December 31, 1997, the Company had approximately 840 customers for its local network services, 2,540 customers for its stand-alone CD-ROM systems and 12,800 customers with active passwords for its online services.

         The Company's products have been sold primarily to libraries in major medical centers, large and medium-sized hospitals, pharmaceutical and biotechnology companies, and other biomedical institutions throughout North America, Europe, Australia and Asia. The Company estimates that its systems and online services have been sold to more than 77% of the major medical centers, as well as a significant number of research facilities and academic institutions, in the United States and Canada. The Company believes that hospitals of all sizes, pharmaceutical companies and individual physicians and small medical practice groups, as well as entities and individuals engaged in business in other scientific, technical and academic markets with similar information seeking characteristics, both domestic and international, provide a sizable market for the Company's current and proposed products and services.

         The following is a list of certain institutional customers which subscribe to the Company's network systems and online services and which provide the Company with recurring annual revenues ranging from approximately $10,000 to $1,000,000:

MEDICAL CENTERS AND ACADEMIC INSTITUTIONS (U.S.)
Albert Einstein College of Medicine of Yeshiva  University
Beth Israel Medical Center, NY
Cedars-Sinai Medical Center
Centers for Disease Control and Prevention
Children's Hospital of Boston
Claremont Colleges
The Cleveland Clinic Foundation
Columbia University
Fred Hutchinson Cancer Research Center
Harvard University
Henry Ford Hospital
Hennepin County Medical Center
Johns Hopkins University School of Medicine
Loyola University of Chicago
Marquette University
Massachusetts General Hospital
The Mayo Clinic
National Institutes of Health
Northwestern University
Oregon Health Sciences University
Pennsylvania State University College of Medicine
Purdue University
Rutgers University
San Francisco State University
The Scripps Research Institute
Texas A&M University
University of Arizona
University of Chicago
University of Illinois Urbana and Chicago
University of Miami School of Medicine
University of Michigan
University of Minnesota
University of Missouri
University of North Carolina
University of Pennsylvania
University of Texas
University of Virginia School of Medicine
University of Washington Medical Center
University of Wisconsin Medical School
Vanderbilt University Medical Center
Washington University School of Medicine
Yale-New Haven Medical Center

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

MEDICAL CENTERS AND ACADEMIC INSTITUTIONS (EUROPE)
Erasmus University
Institut Pasteur
Institute Curie
Karolinska Institute
London Hospital Medical College
Max Planck Society
Nottingham University
Sheffield University
University of Aberdeen
University of Copenhagen
University of Freiburg
University of Oslo
University of Lausanne
University of Wales
University of Zurich
Wellcome Institute

MEDICAL CENTERS AND ACADEMIC INSTITUTIONS (ASIA AND AUSTRALIA
Hong Kong University of Sciences and Technology
Kaoshiung Medical College, Taiwan
Ministry of Health, Japan
National Health Research Institute, Taiwan
National University of Singapore
Nippon Medical School, Japan
Monash University, Australia
University of Auckland, New Zealand
University of New South Wales, Australia
University of Otago, New Zealand
University of Sydney, Australia
University of Tokyo Medical School, Japan
University of Western Australia
Walter & Eliza Hall Research Institution, Australia

CONSORTIA AND ASSOCIATIONS
Arizona Health Information Network (AZHIN)
Boston Library Consortium
British Medical Association
Colorado Alliance of Research Libraries
Council of Australian University Libraries (CAUL)
Gaelic Consortium, South Africa
Health Sciences Library Consortium of Pennsylvania
ILCSO (Illinoi7s Library Computer Systems Organization)
Minitex Consortium
OhioLINK
Royal College of Surgeons, Ireland
Royal College of Surgeons, London
TexShare

PHARMACEUTICAL AND BIOTECHNOLOGY COMPANIES
Boehringer Ingelheim Pharmaceuticals, Inc.
Eli Lilly
Fisons Corporation
Janssen Pharmaceuticals
Marion Merrell Dow, Inc.
Novartis Pharmaceuticals
Roche Bioscience
SmithKline Beecham Pharmaceuticals
Wyeth - Ayerst
RW Johnson
Solvay Pharmaceuticals

SALES AND MARKETING

         The Company's sales and marketing organization, consisting as of January 31, 1998 of 34 employees in the United States and 17 employees based overseas, operates from the Company's headquarters in New York City and 6 sales offices in domestic and foreign cities. The international direct sales and marketing organization is complemented by approximately 56 distributors.

North America

         The Company utilizes telemarketing for its stand-alone CD-ROM subscriptions and online service, and its direct sales force for network subscriptions and large online prospects. Sales prospects include librarians, MIS personnel, CIO's and CTO's, and other senior administrators at medical centers, hospitals, academic libraries and pharmaceutical companies and other biomedical institutions.

         The Company develops sales prospects through direct mail campaigns, advertising and participation in trade shows. Significant sales opportunities also arise from customer referrals. The Company conducts an ongoing public relations program to generate additional trade press coverage, publishes in-house "white papers" describing the Company's products and services, and speaks at industry conferences concerning developments in information retrieval technology. The Company's customer communications program includes user newsletters, online forums, electronic bulletin boards and user group meetings.

International

         Outside of North America, the Company's products are sold by its own sales force and by independent distributors. Ovid continuously evaluates potential distribution partners who may provide improved access to vertical or geographical markets. The Company maintains a direct sales and technical support office in London and sales support offices in Amsterdam, Bonn, Copenhagen, Paris and Sydney, which work with distributors throughout Europe and the Pacific Rim.

PRODUCT DEVELOPMENT

         The Company is committed to enhancing existing products and developing new products in response to market demand. New products and product enhancements are designed to keep pace with offerings from competitors, adapt to new hardware platforms and emerging industry standards, including the Internet, and provide additional user-responsive functionality. In addition, Ovid offers its customers technical support through a toll-free telephone number as well as an Internet connection, using both e-mail and electronic bulletin boards and the Company's home page on the Internet.

         The Company's technical support department is comprised of three groups specializing in the requirements of stand-alone, network and online users, respectively. The network technical support group is also responsible for the installation of Ovid network software either through on-site installation or through remote installation from the Company's offices. The processes are believed to provide valuable feedback on the performance characteristics of the Company's products, and customer demands, which can be incorporated into future product development.

COMPETITION

         The market for electronic information retrieval services is intensely competitive and rapidly changing. The Company currently has several categories of competitors, including CD-ROM database vendors, online information vendors (including those which are fee-based and advertising supported), library automation companies, text retrieval software companies, and bibliographic and STM content providers. The Company expects that competition from these sources will increase and new competitors will enter the market as the Company continues to grow.

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

         The principal competitive factors affecting the market for the Company's products and services include vendor and product reputation, breadth of product and service offerings, direct sales presence, key distributor relationships, product performance, functionality, price, ease of use, architecture, platform coverage and quality of support. Based on these factors, the Company believes that it has competed effectively to date. The Company expects competition to increase and such increased competition could result in price reductions and loss of market share for the Company. The Company believes it must continue to introduce enhancements to its existing products and services, and to add new products and services in a timely manner in order to remain competitive. There can be no assurance that the Company will be able to compete successfully or that its present or future competitors will not exert significant competitive pressures on the Company.

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

EMPLOYEES

         As of January 31, 1998, the Company had 189 full-time employees, consisting of 44 in product development and programming, 31 in production, 51 in sales and marketing, 29 in technical support and customer service and 34 in finance and general administration. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage.

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

         Dependence on Proprietary Technology. The Company's success is heavily dependent upon its proprietary software. Ovid does not have patents on any of its technology and relies upon its license agreements with customers, copyright law, and internal confidentiality procedures to protect the trade secrecy of its products. The Company has entered into confidentiality agreements with its employees, its management and key personnel. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to prevent misappropriation of its technology by third parties or will be adequate under the laws of some foreign countries, which may not protect the Company's proprietary rights to the same extent as do the laws of the United States. In addition, there can be no assurance that third parties will not assert successfully technology infringement claims against the Company. See "Business - Proprietary Rights."

         Competition. The market for information retrieval services is intensely competitive and rapidly changing. The Company's competitors include CD-ROM database vendors, online information vendors (including those which are fee-based and advertising-supported), library automation companies, text retrieval software companies, and bibliographic and STM content providers. The Company expects that competition from these sources will increase. Additionally, it is likely that new competitors will enter the market as the market continues to grow. Some of the existing and potential competitors have larger technical staffs, more established and larger marketing and sales organizations, better developed distribution systems and significantly greater financial resources than the Company. Furthermore, as the market for information retrieval services grows, a number of companies with significantly greater resources than the Company could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors of the Company or by introducing products specifically designed for the scientific, technical and medical markets. There can be no assurance that existing or new competitors will not develop products or provide services that are superior to the Company's products or services or achieve greater market acceptance. Increased competition could result in price reductions and loss of market share for the Company. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, operating results, financial condition and liquidity. See "Business Competition."

         Risks Associated with the Expansion and Distribution of a Full Text Product. The ongoing introduction of a full text product, with accompanying color illustrations, graphics and tables of original source documents, involves significant risks, which could have a material adverse effect on the Company's financial performance. The Company's initiative to expand its full text offerings includes significant financial investments in the form of production costs and prepaid licensing fees. There can be no assurance that publishers of biomedical and scientific journals will renew existing licensing agreements or that royalty fees for full text data charged to the Company by such publishers will not be significantly increased. In addition, the development and production costs of a graphics presentation capability as a component of the full text product may exceed cost estimates. A delay in the expansion and distribution of the full text database product or a significant overrun in the cost to develop the full text product could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the earlier or concurrent development of a comparable full text product by any of the Company's competitors, many of whom have significantly greater financial resources than Ovid, could have a material adverse effect on the Company. See "Risk Factors - Ability to Respond to Technological Change" and "---Competition" and "Business."

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

         Historically, the Company has not experienced difficulty in renewing its database and full text journal licenses with any licensers, although there can be no assurance that the licenses will continue to be renewed or be made available to the Company on terms acceptable to the Company. Any interruption in the Company's relationship with key database suppliers could have a material adverse effect on the Company's business, operating results, financial condition and liquidity. Medline, licensed from the National Library of Medicine, a division of the Department of Health and Human Services of the Federal Government, was subscribed to by approximately 86% of the Company's subscribers at December 31, 1997. The licensing agreement with the National Library of Medicine for Medline and various other databases is perpetual, subject to the right of either party to cancel the agreement on 90 days prior written notice. The Company licenses Medline on a royalty-free basis worldwide. There can be no assurance that this license will not be canceled by the National Library of Medicine or that comparable access to Medline or other databases will not be offered generally to the public for free or at prices significantly lower than those charged by the Company to its present and potential subscribers. In June 1997, the National Library of Medicine began offering free access to Medline, via the Internet. To date, the free access has not adversely impacted revenues. However, there can be no assurance that, over time, future revenues will not be adversely impacted. In addition, the Company has recently experienced an increase in cost of goods sold due to an increase in the number of databases with higher royalty costs. This trend is expected to continue as the Company plans to distribute a higher percentage of databases from commercial businesses, which tend to charge royalty rates greater than those charged by governmental entities and not-for-profit associations. In addition, there can be no assurance that the royalties charged to the Company by third parties to license their databases and full text journals will not be increased significantly as contracts expire. Any such cancellation or significant decrease in prices charged to the public or increase in royalties charged by third-party suppliers would have a material adverse effect on the Company's business, operating results, financial condition and liquidity. See "Business -- Ovid Products and Services."

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

         Revenues Derived from International Sales and Foreign Operations. The Company's products are sold internationally by the Company and by distributors acting on its behalf, primarily to customers in Europe, Asia, Australia and Latin America. Revenues from sales to customers outside North America accounted for approximately 34% of the Company's total revenues in 1997. International sales and foreign operations are subject to inherent risks, including longer payment cycles, greater difficulty in accounts receivable collection, compliance with foreign laws, changes in regulatory requirements, tariffs or other barriers, difficulties in obtaining export licenses and in staffing and managing foreign operations, exposure to currency exchange fluctuations and political instability.

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

         Control by Principal Stockholder. As of December 31, 1997, the Company's Founder, President and Chief Executive Officer, Mark Nelson, owned approximately 66% of the outstanding Common Stock (56% of the Common Stock on a diluted basis). As a result, Mr. Nelson will effectively have the ability to control the Company and direct its affairs and business, including the election of all Ovid's directors.

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

         Certain Anti-Takeover Provisions. The Board of Directors of the Company is authorized to issue shares of Preferred Stock in one or more series, and to fix the rights, preferences, privileges and restrictions of those shares, without any further vote or action by the stockholders. The potential issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Common Stock at a premium over the market price of the Common Stock and may adversely affect the market price of, and the voting and other rights of the holders of, Common Stock. The Company currently has no plans to issue shares of Preferred Stock. See "Description of Capital Stock --- Preferred Stock."

                                  MANAGEMENT

EXECUTIVE OFFICERS

         The following table sets forth certain information with respect to the executive officers and significant employees of the Company:

NAME                    AGE      POSITION
Mark L. Nelson          40       Founder, President and Chief Executive Officer
Deborah M. Hull         53       Chief Operating Officer
Jeffrey A. Hoerle       30       Chief Financial Officer
Carleen E. Nelson       34       Vice President, Worldwide Sales and Marketing

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

         Ms. Hull, Ovid's Chief Operating Officer, joined the company in November 1990. Prior to joining Ovid, Ms. Hull was General Manager of ERM Computer Services for one year. From 1989 to 1990, Ms. Hull served as Vice President of Sales and Marketing at the Institute for Scientific Information, responsible for worldwide sales and marketing. From 1979 to 1989, Ms. Hull served in various executive capacities at BRS Information Services, Inc., including Vice President of Sales and Marketing.

         Mr. Hoerle joined the Company in April 1993 and was appointed Chief Financial Officer in August 1997. Mr. Hoerle was employed at Macmillan Publishing Inc., from October 1991 to April 1993, as Production Assistant and Electronic Text Manager. He has a Bachelors Degree from Yale University and has a Masters in Business Administration from Columbia University.

         Ms. Nelson, Ovid's Vice President, Worldwide Sales and Marketing, joined the Company in 1988. She is a graduate of Loyola Marymount University. Mr. Mark Nelson and Ms. Carleen Nelson are brother and sister.

         Subject to the terms of applicable employment agreements, officers serve at the discretion of the Board of Directors.


ITEM 2.  PROPERTY

         The Company's corporate headquarters are located in New York, in a leased facility of approximately 20,000 square feet of office space occupied under a lease expiring January 31, 2004. The Company leases additional facilities and offices, including a 23,000 square foot operating facility in Salt Lake City, under a lease expiring March 31, 2007 and has sales and support offices in London and Sydney, each of which occupy limited space with various terminations. The Company feels that suitable additional or alternate space sufficient to serve the Company's foreseeable needs will be available on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

         On or about June 6, 1997, an action was commenced in the Circuit Court of the 13th Judicial Circuit of the State of Florida against the Company by PowerCerv Technologies Corporation ("PowerCerv"), a firm hired by the Company to provide certain software and consulting services. On or about July 7, 1997 the Company removed the action to the United States District Court for the Middle District of Florida. The complaint alleges counts for breach of contract, open account, and tortious interference with contractual or business relationships. PowerCerv seeks, among other things: $250,000 as liquidated damages for the purported hiring by the Company of two former employees of PowerCerv resulting in an alleged breach of the agreement between the Company and PowerCerv; approximately $62,000 for unpaid invoices; and an unspecified amount of other damages on the tortious interference claim related thereto. This action was settled in March 1998, and, in connection therewith, the Company paid to PowerCerv an aggregate amount of $102,500.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is listed on the NASDAQ Stock Market's National Market (the "National Market") under the symbol OVID. The following table sets forth, for the periods indicated, the high and low sale prices per share of the Company's Common Stock for the years ended December 31, 1996 and 1997, as listed on the National Market and reported by the National Quotation Bureau Incorporated.

                                                            HIGH          LOW
                   1996
                   First Quarter...................          9            7
                   Second Quarter..................         11 1/2        5 3/4
                   Third Quarter...................         11 1/8        8 1/4
                   Fourth Quarter..................         10 3/4        7 3/4

                   1997
                   First Quarter...................         10            7 1/4
                   Second Quarter..................         10 13/16      6 3/4
                   Third Quarter...................         10 5/8        8
                   Fourth Quarter..................         11 1/2        7


         On March 20, 1998, there were 50 holders of record and an estimated 1,130 beneficial owners of the Company's Common Stock.

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


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following tables set forth selected historical consolidated statement of operations and balance sheet data for the Company. The following data should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data of the Company and the selected consolidated balance sheet data have been derived from the consolidated financial statements of Ovid audited by Coopers & Lybrand L.L.P., independent accountants whose report with respect to the consolidated statements of operations for the three years ended December 31, 1997 and to the consolidated balance sheets as of December 31, 1996 and 1997 is included elsewhere in this Annual Report on Form 10-K.

                                                             YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------------
                                              1993         1994        1995         1996        1997
                                              ----         ----        ----         ----        ----
STATEMENT OF OPERATIONS DATA:
(in thousands, except per share data)

Revenues................................    $11,107     $22,229     $29,323      $33,605     $27,249
Gross profit ...........................      8,189      14,690      20,358       22,661      12,507
Income (loss) from operations...........        845       1,900       3,928        4,342      (8,834)
Income (loss) before income taxes.......        798       1,937       4,122        4,595      (8,433)
Net income (loss) ......................        702       1,486       2,469        2,756      (7,757)
Net income (loss) per share.............
   Basic                                                                .45          .48       (1.29)
   Diluted                                                              .35          .39       (1.29)

Pro Forma Data (Unaudited):
                                                SEE NOTE 1                     SEE NOTE 2
                                                ----------                     ----------
Revenues................................                            $25,037      $31,111     $37,423
Gross profit ...........................                              7,406        9,924      16,953
Income (loss) from operations...........                              1,201        2,868        (870)
Income (loss) before income taxes.......                              1,395        3,121        (469)
Net Income (loss) ......................                                943        1,873        (522)
Net income (loss) per share.............
   Basic                                                                .17          .32        (.09)
   Diluted                                                              .13          .26        (.09)

Historical income before income taxes...    $   798     $ 1,937
Pro forma provision for income taxes....        263         836
                                            -------     -------
Pro forma net income ...................    $   535     $ 1,101
                                            =======     =======
Pro forma net income per share..........
   Basic                                    $   .13     $   .23
   Diluted                                      .09         .17
                                            =======     =======


         1. In 1994, the Company completed an initial public offering of 1,300,000 shares of its common stock. Prior to the initial public offering, the Company had elected to be treated as an S Corporation for U.S. income tax reporting purposes which required that the Company's income or loss for federal and certain state tax jurisdictions be recognized by the S-Corporation stockholder. Effective with the initial public offering, the Company changed its tax status to a C Corporation. For all periods prior to the initial public offering, pro forma net income per share include the effect of common stock options issued during the twelve month period prior to the initial public offering and 143,000 shares of common stock representing the number of shares that would have been necessary, assuming an initial offering price of $6.00 per share, to pay the final S Corporation distribution.

         2. Effective July 1, 1997, the Company adopted SOP 97-2. See Note 2 of the consolidated financial statements and additional discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations. The pro forma amounts presented assume the Company had always recognized revenue from the license of third-party databases in accordance with the provisions of SOP 97.

                                                                      DECEMBER 31,
                                                ------------------------------------------------------
                                                1993         1994        1995        1996         1997
                                                ----         ----        ----        ----         ----
BALANCE SHEET DATA:
(in thousands)

Working capital.............................  $   367     $  3,241     $ 5,921     $ 8,758      $2,177
Total assets ...............................    4,880       14,582      20,114      26,462      32,349
Long-term debt, less current portion........      342           --          --          --         577
Total stockholders' equity..................      820        7,849      11,153      14,611       5,190

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

         Ovid Technologies, Inc. is a leading provider of electronic information to the scientific, technical, and medical (STM) markets. The Company develops sophisticated search software and bundles this technology with an aggregation of bibliographic and full text databases. More than 5,000 prominent institutions worldwide use Ovid's products on Intranets, the Internet, or on stand-alone systems.

         The Company focuses on two principle components to generate its recurring revenue. The first is the sale of CD-ROM based (Intranet) products for installation at individual sites. The Company receives recurring revenue through renewals on the site's database subscriptions and annual maintenance fees on the software purchase. The second is the Company's Internet online service where recurring revenue comes through renewals on database subscriptions and an annual access fee for use of the system. Ovid's customer retention rate has historically been in excess of 90%.

         Growth of the Company continues to be derived from these two components both domestically and internationally. In every market, a strategic objective of the Company has been to move customers to the Internet online service model. This removes certain customer barriers for purchasing large quantities of full text and produces a larger stream of renewable revenue. Ovid saw a significant increase in its online business during 1997. On a billings basis, Ovid's online fixed fee sales increased 130% to $7.2 million for the year ended December 31, 1997, compared to $3.1 million for the same period during 1996. Additionally, the approximate number of fixed-fee customers increased to 12,800 from 4,500 during the year ended December 31, 1997. Ovid also saw a significant increase in its full text business during 1997. On a billings basis, Ovid's full text sales increased 245% to $4.8 million for the year ended December 31, 1997, compared to $1.4 million for the same period during 1996.

         Investment in the international market continues to grow, and while the European market has experienced only modest growth, the Company continues to create greater worldwide distribution channels and has recently begun sales and marketing efforts in South America. Also important to the growth of the Company is the Company's ability to license additional content from STM publishers. Ovid now licenses full text content from more than forty different publishers and continues to add new journal titles from both existing and new publishers. The Company has also begun investment in a new project, the Clinical Information Products (CIP) group. Products from CIP leverage Ovid's investment in the medical community and broaden the breadth of information the Company provides.

         As discussed in detail in adjacent sections, effective July 1, 1997, the Company adopted Statement of Position (SOP) 97-2, Software Revenue Recognition. The transitional requirements of adopting SOP 97-2 have had an initial significant impact on reported revenues; however, the change in revenue recognition is expected to decrease the cyclical trends historically experienced by the Company.

         In combination with the growth drivers discussed above, the Company continues to control operating expenses and also continues to increase its operating cash flow. As of December 31, 1997, the Company had cash and cash equivalents, short-term investments and investments in marketable securities of approximately $10.8 million as compared with a corresponding balance of approximately $6.8 million at December 31, 1996.

SIGNIFICANT EVENTS

         The results of operations for the year ended December 31, 1997 have been impacted by several significant events, which limit comparability with previous years. These events are described below:

WRITE-OFF OF LONG-LIVED ASSETS

MANAGEMENT INFORMATION SYSTEM

         As more fully described in Note 5 to the consolidated financial statements, effective September 30, 1997, the Company wrote off the capitalized costs associated with its integrated business system (IBS). This decision resulted from difficulties with the system vendor and the findings of an independent evaluation of IBS. In addition, a lawsuit against the Company initiated by the system vendor was settled in March 1998. See Note 14 to the consolidated financial statements.

         The $1.1 million write-off of the carrying value of the project at September 30, 1997 was charged as follows: cost of revenues $276,000 selling and marketing expense $221,000 general and administrative $221,000; and product development $386,000.

FULL-TEXT DATABASE

         As more fully described in Note 5 to the consolidated financial statements, during the third quarter, the Company determined that, based on the need to continue to make investments in full text content, projected future sales, and related expenses, the licensing of full-text databases may not result in positive cash flow for several years. As a result, the net book value of the full-text databases, $3,194,000, was charged to cost of revenues during the third quarter of 1997. Included in the write-off were $621,000 of unamortized costs associated with full text databases acquired from BRS Online in March 1994. Cash flows from projected future sales of these specific products, which reflect a continuing shift to other Company products, indicate that the Company would not recover the asset's net carrying value.

         The remaining portion of the full-text database write-off, $2,573,000, relates to certain external conversion costs associated with the development of a full-text database product, which have been capitalized by the Company since the end of 1995. The Company initially anticipated that the conversion costs would only be incurred for a short period of time until the publishers were able to provide the information in a suitable electronic format. The publishers' ability to provide information electronically has been slower than anticipated. Also, as additional publishers' content has been added to the database, and as a result of recent negotiations during the 3rd quarter with current content providers, it has become apparent that ongoing royalty rates will likely be greater than originally anticipated thereby reducing earlier estimates of profitability and related cash flows.


CHANGE IN ACCOUNTING PRINCIPLE

         As described in Note 2 to the financial statements, the Company has adopted SOP 97-2, Software Revenue Recognition, effective July 1, 1997. Prior to the adoption of SOP 97-2, the Company recognized license fees for third-party databases and proprietary software upon shipment. Royalty obligations to publishers were accrued at the time of shipment. Ovid's costs of fulfilling its obligations under the terms of the license agreement, which are not significant, were also accrued at the time of shipment. As a result of the change, license fees for third-party databases and the Company's proprietary software revenues for these products are recognized on a straight-line basis over the term of the contract, generally one year. Royalty costs to publishers and fulfillment costs are also recognized over the same period.

         The transition provisions of SOP 97-2 specifically prohibit retroactive application and require prospective adoption only on transactions entered into on or after the effective date. As a result, the Company's reported revenues will be negatively effected, although to a lessening extent, until June 30, 1998 at which time the transitional impact will end.

RESULTS OF OPERATIONS

Revenues

         Total revenues increased from $29.3 million in 1995 to $33.6 million (an increase of 15%) and decreased to $27.2 million in 1997 (a decrease of 19%). The increase in total revenues from 1995 to 1996 resulted predominantly from increases in database subscriptions and software usage during these years rather than from an increase in prices. The decrease in total revenues from 1996 to 1997 results predominantly from the change in the Company's method of accounting for revenues for license fees for third-party databases and proprietary software as described in Note 2 to the consolidated financial statements.

         Revenues from database subscriptions and software increased from $27.1 million in 1995 to $30.8 million (an increase of 13%) primarily due to an increase in the sale of network configurations and annual online contracts in North America, Australia, Japan and various parts of Europe. Although such trends continued in 1997, these revenues declined to $24.1 million in 1997 (a decrease of 22%) principally due to the change in accounting.

         Revenues from maintenance and other increase from $2.1 million in 1995 to $2.8 million in 1996 (an increase of 30%) and to $3.1 million in 1997 (an increase of 13%). Maintenance revenues consist of mandatory software maintenance fees charged to all network customers at the annual rate of 17% of the original software license fee. The increases in maintenance and other revenues from 1995 though 1997 are directly attributable to the increase in network sales.

(See also pro forma presentation below)

Cost of revenues

         The total cost of revenues increased from $9.0 million in 1995 to $10.9 million in 1996 (an increase of 22%) and to $14.7 million in 1997 (an increase of 35%). Such amounts represented 31%, 33% and 54% of total revenues in 1995, 1996 and 1997, respectively. The percentage increase in cost of revenues in 1996 was primarily due to an increase in the number of databases with higher royalty rates. The increase in the percentage of total revenues in 1997 was due to the write-off of capitalized costs associated with the full-text databases and IBS as described in Note 5 to the consolidated financial statements. The percentage increase also reflects a continuation of the trend in increases to the royalty rates.

         The cost of database subscriptions and software represented 32%, 35% and 60% of related revenues in 1995, 1996 and 1997, respectively. The percentage in 1996 was primarily due to an increase in the number of databases with higher royalty rates. The percentage increase in 1997 was primarily related to the write off of amounts associated with full-text databases and IBS.

PRO FORMA PRESENTATION

         As a result of the write-off of long-lived assets and the change in accounting principle described above, the results of operations for the year ended December 31, 1997 are not comparable with amounts from prior years. Set forth below are pro forma data which assume that the Company's accounting for license fees for third-party databases and proprietary software has always conformed to the provisions of SOP 97-2. Write-offs charged to cost of revenues and operating expenses are included in the pro forma amounts, and are noted in footnotes to the table. As a result of the change in accounting, the results of operations for the revenues, cost of revenues, and gross margin components will be discussed on a pro forma basis as set forth in the table below. Operating expenses, as can be noted in the table, do not differ on a reported versus pro forma basis.

                        Presentation of Pro Forma Data
                   (In thousands, except per share amounts)
                                  (unaudited)

                                                Year Ended
                                               December 31,

                                         1995          1996        1997
Total Revenues
        As reported                     29,323        33,605      27,250
        Pro forma                       25,037        31,111      37,423

Total cost of revenues
        As reported                      8,965        10,944      14,743
        Pro forma(1)                     7,406         9,924      16,953

Gross profit
        As reported                     20,358        22,661      12,507
        Pro forma(1)                    17,631        21,187      20,470

Total operating expense
        As reported                     16,430        18,319      21,340
        Pro forma(2)                    16,430        18,319      21,340

Income (loss) from operations
        As reported                      3,928         4,342      (8,833)
        Pro forma                        1,201         2,868        (870)

Net income (loss)
        As reported                      2,469         2,756      (7,757)
        Pro forma                          943         1,873        (522)

Net income (loss) per
common share(3)

Basic
      As reported                         0.45          0.48       (1.29)
      Pro forma                           0.17          0.32       (0.09)
Diluted
      As reported                         0.35          0.39       (1.29)
      Pro forma                           0.13          0.26       (0.09)

         (1) Pro forma total cost of revenues and gross profit for the year ended December 31, 1997 include charges for the write-off of IBS ($276) and full text database ($3,194).

         (2) Pro forma total operating expense for the year ended December 31, 1997 include $828 for the write-off of long-lived assets described above.

         (3) Excluding the effect of the write off of IBS and full text databases, pro forma basic and diluted net income per common share for the year ended December 31, 1997 would have been $0.38 and $0.32, respectively.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

Revenues

1997 compared to 1996

         Total pro forma revenues increased 17% from $31.1 million in 1996 to $37.4 million in 1997. The increase in total revenues resulted predominately from increases in database subscriptions and software usage during these years rather than from an increase in prices. Although the revenue growth was worldwide, network sales in North America, Japan and Australia were particularly strong during 1997.

         Pro forma revenues from database subscriptions and software increased 20% from $28.4 million in 1996 to $34.1 million in 1997. Database subscription revenues represent annual database fees charged to Ovid customers and database access and usage fees related to the Company's online service. Software revenues represent first year fees charged to all network customers, based on the number of users who are authorized to access the system concurrently, plus additional fees charged to installed customers for subsequent increases in the number of authorized concurrent-users. There are no separate software charges for stand-alone customers as all database and software charges are included in the annual database subscription fee. This revenue growth was primarily attributable to an increase in sales of network configurations to medical and academic institutions in North America and an increase in sales outside of North America, primarily, Japan, Australia and Western Europe. The Company has maintained a 93% retention rate of renewal subscription revenue worldwide during the last three years.

         Pro forma revenues from maintenance and other increased 19% from $
2.7 million in 1996 to $3.2 million in 1997. Maintenance revenues consist of mandatory software maintenance fees charged to all network customers at the annual rate of 17% of the original software license fee. The increase in these revenues is directly attributable to the increase in sales of network configurations discussed above.

1996 compared to 1995

         Total pro forma revenues increased 24% from $25.0 million in 1995 to $31.1 million in 1996. The increases in total revenue resulted predominately from increases in database subscriptions and software usage during these years rather than from an increase in prices.

         Pro forma revenues from database subscriptions and software increased 26% from $22.6 million in 1995 to $28.4 million in 1996. The increase in these revenues from 1995 to 1996 was primarily attributable to an increase in the sale of network configurations and annual online contracts in North America, Australia, Japan and various parts of Europe.

         Pro forma revenues from maintenance and other increased 12.5% from $2.4 million in 1995 to $ 2.7 million in 1996. The increase is directly attributable to the increase in network sales, partially offset by the virtual elimination of hardware maintenance fees resulting from the planned decrease in hardware sales.

Cost of Revenues

1997 compared to 1996

         The total pro forma cost of revenues was $9.9 million in 1996 and $17.0 million in 1997, representing 32% and 45% of total pro forma revenues in 1996 and 1997, respectively. The $17.0 million total pro forma cost of revenues for 1997 includes $3.5 million in write-offs of long-lived assets. Net of this charge, total pro forma cost of revenues represent 36% of total pro forma revenues for 1997. The percentage increase in cost of revenue was primarily due to continued full-text keying costs of $1.8 million in the 4th quarter of 1997, as well as an increase in the number of databases with higher royalty rates.

         The pro forma cost of database subscriptions and software represented 35% and 49% of related pro forma revenues in 1996 and 1997, respectively. The cost of database subscriptions and software consists primarily of royalties to various information providers, and mastering, media and distribution costs. The pro forma cost of database subscriptions and software includes the $3.5 million in write-off of long-lived assets, as discussed above. Net of this charge, the pro forma cost of revenues represent 39% of the related pro forma revenues in 1997. As discussed above the percentage increase is primarily due to expensing full-text keying of $1.8 million during the 4th quarter, as well as an increase in the number of databases with higher royalty rates.

1996 compared to 1995

         The total pro forma cost of revenues was $7.4 million in 1995, and $9.9 million in 1996, representing 30%, and 32% of total pro forma revenues in 1995, and 1996, respectively. The percentage increase in pro forma cost of revenue was primarily due to an increase in the number of databases with higher royalty rates.

         The pro forma cost of database subscriptions and software represented 32% and 35% of related pro forma revenues in 1995, and 1996, respectively. The cost of database subscriptions and software consists primarily of royalties to various information providers, and mastering, media and distribution costs. The percentage increase in pro forma cost of revenue was primarily due to an increase in the number of databases with higher royalty rates.

Gross Profit

         The aggregate pro forma gross profit was $ 17.6 million in 1995, $21.2 million in 1996 and $20.5 million in 1997, representing pro forma gross margins of 70%, 68% and 55% in 1995, 1996 and 1997, respectively. Changes in the overall gross margin from period to period have resulted primarily from changes in the cost of revenues within each category of revenues, as discussed above. Excluding the write-off noted above, 1997 gross margin is 64%, which is lower than previous years primarily due to 4th quarter expensing of full-text keying costs as discussed above.

Sales and Marketing Expenses

1997 compared to 1996

         Sales and marketing expenses increased 5% from $7.4 million in 1996 to $7.7 million in 1997. Excluding the write off of IBS charged to sales and marketing expense of $221,000, sales and marketing expense increased 2% to $7.5 million in 1997. Sales and marketing expenses as a percentage of pro forma total revenues were 24 % and 21% during 1996 and 1997, respectively, and 20% during 1997 excluding the write-offs. The decrease in sales and marketing expense as a percentage of total pro forma revenues is due to the consolidation of the Company's Amsterdam office into the UK office, as well as, a reduction in staff in marketing and inside sales.

1996 compared to 1995

         Sales and marketing expenses increased 24% from $5.9 million in 1995 to $7.4 million in 1996. The increase in sales and marketing expenses during the period was due primarily to the expansion of the Company's direct sales and marketing organization, both domestic and international, in an effort to increase market presence in the academic market in North America and in European and Australian biomedical markets. Sales and marketing expenses as a percentage of total pro forma revenues were 24% during both 1995 and 1996.

Product Development

1997 compared to 1996

         Product development expenses increased 26% from $5.6 million in 1996 to $7.1 million in 1997. Excluding the write off of IBS charged to product development expenses of $386,000, product development expenses increased 19% to $6.7 million in 1997. Product development expenses as a percentage of total pro forma revenues were 18 % and 19% during 1996 and 1997, respectively, and 18% during 1997, excluding write-offs. These expenses are primarily comprised of the cost of programming and product development activities related to new software modules and existing software upgrades, payroll for technical support staff and production and other overhead. Product development expenses reflect investment in projects including full text, additional databases, software modules and an increase in support staff to serve the rapidly growing number of customers. The increase in product development expenses is due to an increase in staff associated with the ongoing full text project, as well as, a new development group associated with the new clinical information product.

         The Company's development costs are treated in accordance with Statement of Financial Accounting Standards No. 86. This Statement requires the capitalization of software development costs subsequent to the establishment of technological feasibility. As of December 31, 1997, no development costs have been capitalized. While the Company continues to assess the treatment of its development costs, as a result of changes in hardware and software technology, future capitalization of these costs is not anticipated.

1996 compared to 1995

         Product development expenses decreased 1% from $5.7 million in 1995 to $5.6 million in 1996. The decrease is related to the shut down of the Company's Albany production facility and decreased costs associated with the Company's move to Salt Lake City in 1995, offset by increases to full text development costs. Product development expenses as a percentage of total pro forma revenues were 23% and 18% in 1995 and 1996, respectively.

General and Administrative Expenses

1997 compared to 1996

         General and administrative expenses increased 23% from $5.4 million in 1996 to $6.6 million in 1997. Excluding the write off of IBS charged to general and administrative expense of $221,000, sales and marketing expense increased 19% to $6.4 million in 1997. General and administrative marketing expenses as a percentage of total pro forma revenues were 17 % and 18% during 1996 and 1997, respectively, and 17% during 1997 excluding the write-offs. The increase is primarily due to an additional provision for doubtful accounts, $500,000, during the 4th quarter of 1997 to reflect economic conditions in the Asian markets. Even with the $500,000 increase in doubtful accounts, general and administrative expenses, excluding write-offs remained constant as a percentage of total pro forma revenues. This is primarily attributable to the ability of the Company to increase revenues through new sales and database subscription renewals while controlling the growth of general expenses.

1996 compared to 1995

         General and administrative expenses increased 10% from $4.9 million in 1995 to $5.4 million in1996. General and administrative expenses as a percentage of total pro forma revenues were 19% and 17% during 1995 and 1996, respectively. The percentage decrease from 1995 to 1996 is primarily attributable to the ability of the Company to increase revenues through new sales and database subscription renewals while controlling the growth of general expenses.

Provision for Income Taxes

         The effective rate of income taxes was 40%, 40% and 8% in 1995, 1996 and 1997, respectively. Changes in the effective rate are described in Note 8 to the consolidated financial statements.

INTERNATIONAL OPERATIONS

         The Company maintains sales offices in London, Amsterdam, Paris, Bonn, Copenhagen, and Sydney. The Company's products are sold by Company sales personnel and by distributors acting on the Company's behalf. Revenues from international operations represented 27%, 32% and 34% of total revenues in 1995, 1996 and 1997, respectively. The increases were attributable to an increase in the international sales force and size of the third-party distributor network.

         The Company follows similar pricing for both its domestic and foreign operations. Revenues from foreign operations, however, are reported net of commissions paid to distributors used to sell product in many of the international markets. Operating margins from operations outside the United States historically have been higher than operating margins from domestic operations, since all product development and support expenses and substantially all general and administrative expenses have not been directly allocated to the foreign operations. The domestic business entity considers these costs in its transfer pricing to related foreign entities.

         The Company's sales are generally denominated in U.S. dollars. As a result of the recent currency situation in certain Asian markets, the Company's sales to Asia could be negatively impacted for a period of time.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1997, the Company had cash and cash equivalents of approximately $1.3 million and highly liquid short-term investments and marketable securities of approximately $9.5 million. Operating activities provided the Company with $6.2 million in cash during the year ended December 31, 1997 as compared to $3.3 million during the same period in 1996. The increase in cash flows is primarily a result of increased billings and collections. The 1997 net loss, combined with the increase in other assets was more than offset by the non-cash write-down of full-text database and management information system and increase in unearned revenue resulting from the adoption of SOP 97-2.

         The Company's days revenue in accounts receivable, which typically ranges from 80 days to 100 days, is expected to continue and is not expected to significantly impact the Company's liquidity.

         The Company's investing activities used cash of $6.2 million during the year ended December 31, 1997, compared to using cash of $ 3.8 million during the same period in 1996. The primary uses of cash in 1997 were the purchase of $3.0 million of capital equipment, the purchase of $ 34.0 million of short-term investments, net of $33.2 million of redemptions and the purchase of $3.3 million of marketable securities. These uses were offset by proceeds from a capital lease agreement entered into by the Company during the 4th quarter of 1997, of $945,000. During 1996, the primary use of cash was the purchase of capital equipment of $2.0 million, and the purchase of $21.0 million of short-term investments, net of redemptions of $ 19.2 million. The Company invests excess cash in short-term investments and marketable securities, held as available for sale. These securities are high-grade investment quality and increase the Company's return without significantly increasing investment risk. Capital expenditures were $ 2.0 million for 1996 and $3.0 million for 1997, principally resulting from the expansion of the Company's online host operation in Salt Lake City and expenditures related to the Company's integrated business system in 1996 and 1997.

         The Company is aggressively pursuing an initiative to obtain non-exclusive rights to electronically distribute a significant amount of scientific, technical and medical related journals. Licensing the content as well as the necessary investments in production require significant capital resources. As more fully described in Note 5 to the condensed consolidated financial statements, the Company is undertaking an alternative solution to the abandoned IBS. Costs are estimated to be less than $1 million for this project. However, it is the current belief of the Company that its available cash, cash equivalents, short-term investments and marketable securities and expected future cash flows from operations can finance these activities.

         The Company's financing activities used $147,000 during the year ended December 31, 1997 compared to providing $137,000 for the same period in 1996. The exercise of stock options provided $267,000 during 1997. The Company has authorized the repurchase of up to $3 million of its common stock and repurchased 39,000 shares for $354,000 during 1997. Repayments of the capital lease obligation used $60,000 during 1997. During 1996, $137,000 was provided from the exercise of stock options.

         Effective November 1, 1997, the Company entered into a line-of credit agreement for $2.0 million collateralized by the Company's accounts receivables, bearing interest at the bank's prime rate. The agreement expires November 1, 1998. There were no borrowings on the line-of-credit during 1997.

YEAR 2000

         Year 2000 compliance programs and information systems modifications have been initiated in an attempt to ensure that the Company's products, systems and key processes will remain functional. The Company expects to achieve this objective either by modifying present systems, using existing internal and external programming resources, or by installing new systems and by monitoring supplier and other third-party interfaces. While there can be no assurance that all such modifications will be successful, management does not expect that either costs of modifications or consequences of any unsuccessful modifications should have a material adverse effect on the financial position, results of operations or liquidity of the Company.

NEW ACCOUNTING STANDARDS

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, which prescribes standards for reporting comprehensive income and its components. Comprehensive income consists of net income or loss for the current period and other comprehensive income (income, expenses, gains and losses that currently bypass the income statement and are reported directly in a separate component of equity). SFAS 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In addition, the FASB issued Statement No. 131, ("SFAS 131") Disclosures about Segments of an

         Enterprise and Related Information, which requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The statement also requires additional disclosures with respect to products and services, geographical areas of operations, and major customers. SFAS 130 and SFAS 131 which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and will have no impact on the Company's consolidated financial position, results of operations or cash flows.

         On March 4, 1998, the Accounting Standards Executive Committee (AcSEC) approved the issuance of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1, which is effective for years beginning after December 15, 1998 (with earlier application encouraged), provides improved guidance on the definition of internal use software and specifies the criteria under which the cost of internal-use software should be capitalized or expensed as incurred. The Company has not determined the effect, which SOP 98-1 will have on its consolidated financial position or results of operations.

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

                                   PART III


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the heading "Proposal No. 1 - Election of Directors" in the Company's definitive Proxy Statement (the "Proxy Statement") relating to the Company's Annual Meeting of Stockholders to be held on or about June 3, 1998, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission is incorporated herein by reference. For information concerning the executive officers and other significant employees of the Company, see "Business - Executive Officers of the Registrant" in Item 1 above of this Report.


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

27                Financial Data Schedule

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

                                                   OVID TECHNOLOGIES, INC.
                                                              (Registrant)


                                                   By: /s/  Mark L. Nelson
                                                   ---------------------------
                                                   (Mark L. Nelson)
                                                   (President)
March 31, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                  Title                              Date
---------                  -----                              ----
/s/ Mark L. Nelson         President,                         March 31, 1998
----------------------     Chief Executive Officer
(Mark L. Nelson)           (Principal Executive Officer)
                           and Director

Jeffrey A. Hoerle          Chief Financial Officer            March 31, 1998
----------------------     (Principal Financial and
(Jeffrey A. Hoerle)        Accounting Officer)

/s/ Martin F. Kahn         Chairman of the                    March 31, 1998
----------------------
(Martin F. Kahn)           Board of Directors

/s/ Deborah M. Hull        Chief Operating Officer            March 31, 1998
----------------------     and Director
(Deborah M. Hull)

/s/ Harry Diakoff          Director                           March 31, 1998
----------------------
(Harry Diakoff)

/s/ Gary Gottlieb          Director                           March 31, 1998
----------------------
(Gary Gottlieb)

/s/ John J. Hanley         Director                           March 31, 1998
----------------------
(John J. Hanley)

/s/ Carl Fischer           Director                           March 31, 1998
----------------------
(Carl Fischer))

                            OVID TECHNOLOGIES, INC.

     Index to Consolidated Financial Statements and Supplemental Schedule

                                                                      Page
Financial Statements:

Report of Independent Accountants...................................  F-1

Consolidated Balance Sheets as of December 31, 1996 and 1997........  F-2

Consolidated Statements of Operations for the years ended
  December 31,  1995,  1996 and 1997................................  F-3

Consolidated Statement of Stockholders' Equity
  for the years ended December 31, 1995, 1996 and 1997..............  F-4

Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1996 and 1997..................................  F-5

Notes to Consolidated Financial Statements..........................  F-6



Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts.....................  S-1

                       Report of Independent Accountants


To the Board of Directors and Stockholders of Ovid Technologies, Inc.:


         We have audited the accompanying consolidated balance sheets of Ovid Technologies, Inc. as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the financial statement schedule listed in the index on page 36. These financial statements and financial statement schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ovid Technologies, Inc. as of December 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

         As discussed in Note 2 to the financial statements, effective July 1, 1997, Ovid Technologies, Inc. changed its method of accounting for revenue recognition to comply with Statement of Position 97-2.

                                                      COOPERS & LYBRAND L.L.P.


New York, New York
February 20, 1998,
except as to Note 14, for which the date is March 27, 1998.

                            OVID TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                       DECEMBER 31
                                                                                    1996         1997
                                                                                    ----         ----
ASSETS:
Current assets:
 Cash and cash equivalents                                                         $  1,426    $  1,284
 Short-term investments                                                               5,382       6,209
 Marketable securities, net - available for sale                                         --       3,305
 Accounts receivable, less allowance for doubtful
    accounts of $895 and $1,456, respectively                                        12,310      12,259
  Prepaid royalties                                                                     185       4,260
 Prepaid and other current assets                                                       513       1,636
 Deferred income taxes                                                                  298       1,145
 Income taxes receivable                                                                495         947
                                                                                   --------    --------
           Total current assets                                                      20,609      31,045

 Equipment and leasehold improvements, net                                            3,216       3,208
 Full text database, net                                                              2,223          --
 Deferred income taxes                                                                  307         759
 Deposits and other assets                                                              107         110
                                                                                   --------    --------
           Total assets                                                            $ 26,462    $ 35,122
                                                                                   ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
 Accounts payable                                                                  $  2,343    $  3,977
 Accrued expenses and other liabilities                                               3,146       4,896
 Customer deposits                                                                      457       1,041
 Income taxes payable                                                                 1,411         362
 Unearned revenue                                                                     3,838      16,427
 Current portion of long-term capital lease                                              --         308
 Obligation under database subscriptions                                                656         351
                                                                                   --------    --------
           Total current liabilities                                                 11,851      27,362

 Long-term capital lease, less current portion                                           --         577
                                                                                   --------    --------

           Total liabilities                                                         11,851      27,939
Commitments and contingencies (Note 14)
Stockholders' equity:
 Preferred stock, non cumulative, $.01 par value; 1,000,000
    shares authorized; no shares issued                                                  --          --
 Common stock, $.01 par value; 10,000,000 shares authorized;
    5,894,832 and  6,103,977 shares issued and outstanding, respectively
                                                                                         59          61
 Additional paid-in capital                                                           8,688       9,467
 Retained earnings (accumulated deficit)                                              5,792      (1,965)
 Unrealized loss on marketable securities                                                --          (1)
 Foreign currency translation adjustment                                                 72         (25)
 Treasury stock, at cost, -  and 39,000 shares                                           --        (354)
                                                                                   --------    --------

           Total stockholders' equity                                                14,611       7,183
                                                                                   --------    --------
           Total liabilities and stockholders' equity                              $ 26,462    $ 35,122
                                                                                   ========    ========

                    The accompanying notes are an integral
                part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                          YEAR ENDED DECEMBER 31,
                                                     1995          1996         1997
                                                     ----          ----         ----
Revenues:
 Database subscriptions and software             $    27,190   $    30,823   $    24,109
 Maintenance and other                                 2,133         2,782         3,141
                                                 -----------   -----------   -----------
           Total revenues                             29,323        33,605        27,250
                                                 -----------   -----------   -----------
Cost of revenues:
 Database subscriptions and software                   8,653        10,779        14,470
 Maintenance and other                                   312           165           273
                                                 -----------   -----------   -----------
           Total cost of revenues                      8,965        10,944        14,743
                                                 -----------   -----------   -----------
           Gross profit                               20,358        22,661        12,507
Operating expenses:
 Sales and marketing                                   5,912         7,355         7,699
 Product development                                   5,666         5,612         7,062
 General and administrative                            4,852         5,352         6,579
                                                 -----------   -----------   -----------
           Total operating expenses                   16,430        18,319        21,340
                                                 -----------   -----------   -----------
           Income (loss) from operations               3,928         4,342        (8,833)
 Interest and other income, net                          194           253           401
                                                 -----------   -----------   -----------
           Income (loss) before income taxes           4,122         4,595        (8,432)
 Provision (benefit) for income taxes                  1,653         1,839          (675)
                                                 -----------   -----------   -----------
           Net income (loss)                     $     2,469   $     2,756   ($    7,757)
                                                 ===========   ===========   ===========
 Basic earnings (loss) per share                 $       .45   $       .48   ($     1.29)
                                                 ===========   ===========   ===========
 Diluted earnings (loss) per share               $       .35   $       .39   ($     1.29)
                                                 ===========   ===========   ===========
PRO FORMA DATA (UNAUDITED): (SEE NOTE 2)
  Pro forma income (loss) from operations        $     1,201   $     2,868   ($      870)
                                                 -----------   -----------   -----------
  Pro forma net income (loss)                    $       943   $     1,873   ($      522)
                                                 -----------   -----------   -----------
  Pro forma net income (loss) per common share
                    Basic                        $       .17   $       .32   ($      .09)
                                                 -----------   -----------   -----------
                     Diluted                     $       .13   $       .26   ($      .09)
                                                 -----------   -----------   -----------
 Weighted average number of shares of common
   Stock outstanding
                    Basic                          5,530,676     5,773,861     6,017,427
                                                 ===========   ===========   ===========
                     Diluted                       7,031,479     7,139,900     6,017,427
                                                 ===========   ===========   ===========


                    The accompanying notes are an integral
                part of the consolidated financial statements.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     RETAINED   UNREALIZED    FOREIGN
                                                       ADDITIONAL    EARNING     LOSS ON      CURRENCY
                                      COMMON STOCK      PAID-IN    (ACCUMULATED MARKETABLE  TRANSLATION  TREASURY
                                    SHARES     AMOUNT   CAPITAL      DEFICIT)   SECURITIES   ADJUSTMENT   STOCK       TOTAL
                                    ------     ------   -------      --------   ----------   ----------   -----       -----
Balance at December 31, 1994       5,435,000    $54      $7,220      $  567                     $ 8                  $ 7,849
Exercise of stock options and
  related income tax benefit         264,580      3         838                                                          841
Net income                                                            2,469                                            2,469
Translation adjustment                                                                           (6)                      (6)
                                   ---------    ---      ------     -------        ---         ----        -----     -------
Balance at December 31, 1995       5,699,580     57       8,058       3,036                       2                   11,153
Exercise of stock options and
  related income tax benefit         195,252      2         630                                                          632
Net income                                                            2,756                                            2,756
Translation adjustment                                                                           70                       70
                                   ---------    ---      ------     -------        ---         ----        -----     -------
Balance at December 31, 1996       5,894,832     59       8,688       5,792                      72                   14,611
Exercise of stock options and
  related income tax benefit         248,145      2         779                                                          781
Net (loss)                                                           (7,757)                                          (7,757)
Unrealized loss on marketable
  securities                                                                       ($1)                                   (1)
Translation adjustment                                                                          (97)                     (97)
Treasury stock purchases             (39,000)                                                               (354)       (354)
                                   ---------    ---      ------     -------        ---         ----        -----     -------
Balance at December 31, 1997       6,103,977    $61      $9,467     ($1,965)        (1)        ($25)       ($354)    $ 7,183
                                   =========    ===      ======     =======        ===         ====        =====     =======


                    The accompanying notes are an integral
                part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                         YEAR ENDED DECEMBER 31,
                                                                      1995       1996        1997
                                                                      ----       ----        ----
Cash flows from operating activities:
 Net income (loss)                                                 $  2,469    $  2,756    ($ 7,757)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Write-down of full-text database and management
       information system                                                --          --       4,298
     Loss on disposal of equipment                                       --          --          37
     Depreciation and amortization                                    1,793       2,346       2,625
     Provision for doubtful accounts                                    338         496         621
     Deferred income tax benefit                                         (6)        (65)     (1,298)
     Changes in assets and liabilities:
        (Increase) in accounts receivable                            (1,968)     (3,490)       (570)
        (Increase) in full-text database                                (30)     (1,220)     (1,496)
        (Increase) decrease in other assets                            (548)        956      (5,150)
        Increase (decrease) in accounts payable                       1,850        (359)      1,634
        Increase (decrease) in other liabilities                       (534)      1,857         666
        Increase in unearned revenue                                     --          --      12,590
                                                                   --------    --------    --------
       Cash provided by operating activities                          3,364       3,277       6,200
                                                                   --------    --------    --------

Cash flows from investing activities:
  Purchase of short-term investments - held to maturity             (12,771)    (20,975)    (33,997)
  Purchase of marketable securities - available for sale                 --          --      (3,296)
  Proceeds from maturities of marketable securities - held
   to maturity
                                                                     13,159      19,230      33,171
  Proceeds from capital lease transaction                                --          --         945
  Capital expenditures                                               (1,895)     (2,018)     (3,018)
                                                                   --------    --------    --------
  Cash used in investing activities                                  (1,507)     (3,763)     (6,195)
                                                                   --------    --------    --------

Cash flows from financing activities:
  Repayment of capital lease obligation                                  --          --         (60)
  Proceeds from the exercise of stock options                            93         137         267
  Distributions to S Corporation stockholder                           (275)         --          --
  Purchase of treasury stock                                             --          --        (354)
                                                                   --------    --------    --------
    Cash provided by (used in) financing activities                    (182)        137        (147)
                                                                   --------    --------    --------
  Net increase (decrease) in cash and cash equivalents                1,675        (349)       (142)
  Cash and cash equivalents, beginning of year                          100       1,775       1,426
                                                                   --------    --------    --------
  Cash and cash equivalents, end of year                           $  1,775    $  1,426    $  1,284
                                                                   ========    ========    ========

Supplementary information:
 Cash paid:
  Interest                                                         $     --    $     --    $     10
  Income taxes                                                     $  1,886    $    273    $  2,048


                    The accompanying notes are an integral
                part of the consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

1.       ORGANIZATION AND NATURE OF THE BUSINESS:

         Ovid Technologies, Inc. (the "Company"), a Delaware company, and its wholly-owned subsidiaries in the United Kingdom and Australia, provide electronic information retrieval services to major medical and research centers throughout the world.


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

Revenue Recognition:

         Effective July 1, 1997, the Company elected early adoption of the provisions of Statement of Position ("SOP") 97-2, Software Revenue Recognition, which was issued on October 27, 1997 by the Accounting Standards Executive Committee of the AICPA. SOP 97-2, which supersedes SOP 91-1, significantly changes the Company's recognition of license fees for third-party databases and proprietary software. Prior to the adoption of SOP 97-2, the Company recognized these revenues upon shipment. The Company's costs of fulfilling its obligations under the terms of the database subscriptions, which are insignificant, were accrued at the time of delivery. Under the provisions of SOP 97-2, license fees for third-party databases and the Company's proprietary software are recognized on a straight-line basis over the term of the contract, generally one year. Royalty costs associated with the license fees for third-party databases and fulfillment costs are also recognized over the same period.

         Under its transitional provisions, SOP 97-2 specifically prohibits retroactive application and requires prospective adoption only on transactions entered into on or after the effective date. The effect of this accounting change was to increase the loss before income taxes, net loss and net loss per common share (both basic and fully diluted) by $6,125, $6,373 and $1.06, respectively, in the year ended December 31, 1997.

         Pro forma income (loss) from operations, pro forma net income (loss) and pro forma net income (loss) per common share for the years ended December 31, 1995, 1996 and 1997, assuming the Company had always followed the provisions of SOP 97-2 are presented on the consolidated statements of operations. Further discussion, including additional pro forma effects

                                  Continued

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


of the new accounting policy, is included in Management's Discussions and Analysis of Financial Condition and Results of Operations.

Software Development Costs:

         The Company's development costs are treated in accordance with Statement of Financial Accounting Standards No. 86. This Statement requires the capitalization of software development costs subsequent to the establishment of technological feasibility. As of December 31, 1997, no development costs have been capitalized due to the uncertainty over future recoverability. The Company continues to assess the treatment of its development costs but because of rapid changes in hardware and software technology, future capitalization of development costs is not anticipated. Software development expense for the years ended December 31, 1995, 1996 and 1997 were $ 2,347, $ 2,542 and $3,722, respectively.

Cash and Cash Equivalents:

         The Company considers all highly liquid instruments purchased with original maturity of three months or less to be cash equivalents. Investments purchased with original maturity of more than three months are considered short-term investments.

Investment in Marketable Securities:

         Securities classified as available-for-sale are carried at market value, with the unrealized gain or loss, net of tax, reflected as a separate component of stockholder's equity. Gains and losses on the sale of available-for sale securities are determined using the specific-identification method. Securities classified as held-to-maturity are carried at amortized cost. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

Product Development:

         Product development costs include payroll and benefits for technical support staff and other overhead expenses. Support activities include providing a telephone "help desk" and internal training. The Company provides a help desk to all customers although it is only obligated to do so for its customers with network maintenance agreements. The Company provides the help desk to all customers, as it believes that it provides valuable feedback on the performance characteristics of its products and customer demands that are incorporated into the product development process.


                                  Continued

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


Equipment and Leasehold Improvements:

         Equipment and leasehold improvements are stated at cost. Computers, furniture, fixtures and equipment are depreciated by the straight-line method over their estimated useful lives of three years. Leasehold improvements are amortized by the straight-line method over the shorter of their estimated useful lives or the term of the related lease.

Income taxes:

         Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end on the basis of the enacted laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Net Income (Loss) Per Share:

         In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which superseded APB Opinion No. 15. Earnings per share for all periods presented has been restated to reflect the adoption of SFAS 128. SFAS 128 requires companies to present basic earnings per share, and if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised into common stock.

Foreign Currency:

         The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the end-of-period exchange rates. Revenues, costs and expenses are translated at average exchange rates during the period. The resulting translation gain or loss is reported as a separate component of stockholders' equity.

New Accounting Pronouncements:

         In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, which prescribes standards for reporting comprehensive income and its components. Comprehensive income consists of net income or loss for the current period and other comprehensive income (income, expenses, gains and losses that currently bypass the income statement and are reported directly in a separate component of equity). SFAS 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Also in June 1997, the FASB issued


                                  Continued

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The statement also requires additional disclosures with respect to products and services, geographical areas of operations, and major customers. SFAS 130 and SFAS 131, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and will have no impact on the Company's consolidated financial position, results of operations or cash flows.

         In addition, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position No. 98-1 (SOP 98-1), Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. The SOP was issued to address diversity in practice regarding whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. The Company has not determined the effect which SOP 98-1 will have on its consolidated financial position or results of operations.

3.        INVESTMENTS:

         Investments at December 31, are reflected in the balance sheet as follows:

         The cost and estimated market values of investments in marketable securities at December 31, 1997, are as follows:

                                              GROSS      GROSS
                                           UNREALIZED  UNREALIZED   ESTIMATED
                                  COST         GAINS      LOSSES   MARKET VALUE
                                 -------   ----------  ----------  ------------
SECURITIES AVAILABLE-FOR-SALE:
Municiple and corporate bonds    $ 3,296       $  7       $  8        $ 3,295
Accrued interest                      10                                   10
                                 -------       ----       ----        -------
                                 $ 3,306       $  7       $  8        $ 3,305
                                 -------       ----       ----        -------


                                  Continued

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


The cost and estimated market value of investments in marketable securities at December 31, 1997, are as follows:

                                              AVAILABLE-FOR-SALE
                                           ------------------------
                                                          ESTIMATED
                                                           MARKET
                                             COST          VALUE
                                             ----         ---------
Due in one year or less                    $   517         $   517
Due after one year through five years        1,395           1,394
Due after five years through ten years
Due after ten years                          1,384           1,384
                                           -------         -------
                                           $ 3,296         $ 3,295
                                           =======         =======


4.       EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

         Equipment and leasehold improvements comprise:

                                                           December 31,
                                                         ----------------
                                                          1996     1997
                                                          ----     ----
Computers                                                $6,960   $7,484
Furniture, fixtures and equipment                           195      381
Leasehold improvements                                      496      960
                                                         ------   ------
                                                          7,651    8,825
  Less accumulated depreciation and amortization         (4,435)  (5,617)
                                                         ------   ------
                                                         $3,216   $3,208
                                                         ======   ======

         Depreciation and amortization expense for the years ended December 31, 1995, 1996 and 1997 was $1,313, $1,779 and $2,099 respectively.


5.       WRITE-OFF OF LONG-LIVED ASSETS:

         In March 1994, the Company acquired certain assets and assumed certain liabilities of the BRS Online component of InfoPro Technologies, Inc. Among the assets acquired were certain full-text databases (the "BRS Databases") to which $2,400 of the purchase price was allocated. At September 30, 1997, the net carrying value of these databases was $621.

         The BRS Databases continue to be offered by the Company and are available to its customers; however, a continuing decline in licensing fees for the BRS Databases during the third quarter of 1997 indicated that cash flows from projected future sales will not recover the related net carrying value. As a result, the Company charged the net book value to cost of revenues.

                                  Continued

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


         In 1996, the Company expanded its product offerings to include full-text databases of selected publications. Pursuant to its agreements with the various publishers, the cost of developing and converting full-text database information from a print medium to a standard electronic format is initially the responsibility of the Company. The agreements generally provide that publishers will deliver the information in specified electronic format before a certain date or will be responsible for the conversion costs. In exchange for providing the information in a standard electronic format, the publisher will receive a higher royalty on the license fees received by the Company. Receipt of the information in a standard electronic format will significantly reduce the Company's ongoing external conversion costs. Through September 30, 1997, external conversion costs associated with the development and conversion of this full-text database information from a print medium to a standard electronic format were capitalized and amortized on a straight-line basis over a period of five years, commencing in the period the database was available for sale. At September 30, 1997, the net carrying value of these database conversion costs was $2,573.

         As a result of negotiations with publishers during the third quarter of 1997, it became apparent that future royalties on full-text products will be greater than anticipated. It also became apparent that the publishers' ability to provide information electronically will be slower and related profitability would be lower than previously anticipated. Although the Company continues to believe that market acceptance of full-text products will happen, there is sufficient confusion in the marketplace that users have delayed widespread acceptance. As a result, the Company's penetration with its full-text products has been slower than expected. Based upon a reforecast completed during the third quarter of 1997, the Company determined that it cannot reasonably project positive cash flow to be generated from this asset and has charged the net carrying value to cost of revenues. In addition, future capitalization of conversion costs will not occur until recovery is assured.

Management Information System

         In January 1996, the Company undertook the development of an information business system (IBS). Since the inception of the IBS project, certain incremental development costs have been capitalized. As a result of an independent review of IBS completed during the third quarter of 1997, the Company determined that the design of IBS would no longer meet its needs. Additionally, alternative information technology solutions have been identified that will provide the desired functionality of IBS at a final cost which is less than the cost to adjust and complete the IBS project. As a result, the Company elected to abandon IBS and begin implementation of the alternative solution. The carrying cost of IBS, $1,104, was charged to expense during the third quarter of 1997 and allocated as follows:

           Cost of revenues                           $  276
           Sales and marketing                           221
           Product development                           386
           General and administrative                    221
                                                      ------
                    Total                             $1,104
                                                      ======

                                  Continued

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


6.       LEASES:

         The Company has certain non-cancelable capital lease agreements for computer equipment. The minimum future obligations under these leases for the years ending December 31, are as follows:

           1998                                                 328
           1999                                                 328
           2000                                                 264
                                                              -----

           Total minimum obligation                             920
           Less interest portion                                (35)
                                                              -----
           Present value of minimum lease obligation            885
           Less current portion                                (308)
                                                              -----
                                                                577
                                                              =====

         Cost and accumulated depreciation of assets.recorded under capital leases were $945 and $35 at December 31, 1997.

         The Company rents office facilities under operating leases, principally in New York, Salt Lake City, London, Sydney and Amsterdam. These agreements expire at various dates through 2007. Future minimum rental payments under these operating leases as of December 31, 1997 aggregate as follows:

           1998                                               649
           1999                                               670
           2000                                               692
           2001                                               711
           2002                                               731
           Thereafter                                       1,651
                                                            -----
                    Total future minimum lease payments     5,104
                                                            =====


         Rent expense for the years ended December 31, 1995, 1996 and 1997 was $635, $719, and $710 respectively.


7.       LINE-OF-CREDIT AGREEMENT:

         Effective February 13, 1996, the Company entered a line-of-credit agreement for $1,000 collateralized by the Company's accounts receivables, bearing interest at the bank's prime rate plus 1%. There were no borrowings under the agreement which was cancelable in writing by either party at any time. The Company terminated the agreement on November 18, 1997.


                                  Continued

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


         Effective November 1, 1997, the Company entered a line-of-credit agreement for $2,000 collateralized by the Company's accounts receivable, bearing interest at the bank's prime rate. There have been no borrowings under this agreement as of December 31, 1997. There is no expiration set for this agreement, however, it is cancelable in writing by either party at any time.

8.       INCOME TAXES

         Income (loss) before income taxes comprises:

                                        1995          1996            1997
                                        ----          ----            ----
           Domestic.................   $3,466        $3,162         $(6,588)
           Foreign...................     656         1,433          (1,844)
                                       ------        ------         --------
                                       $4,122        $4,595         $(8,432)
                                       ======        ======         ========

         The provision (benefit) for historical income taxes for the years ended December 31, 1995, 1996 and 1997 is as follows:

                                 1995        1996       1997
                                 ----        ----       ----
U.S. Federal income taxes ....
Current ......................  $ 1,077    $ 1,052    $   248
Deferred .....................        2        (26)    (1,410)
                                -------    -------    -------
                                  1,079    $ 1,026     (1,162)
                                -------    -------    -------
State and local income taxes .
Current ......................      319        333         55
Deferred .....................        1         (4)       106
                                -------    -------    -------
                                    320        329        161
                                -------    -------    -------
Foreign income taxes .........      254        484        326
                                -------    -------    -------
                                $ 1,653    $ 1,839    $  (675)
                                =======    =======    =======

         A reconciliation of the U.S. Federal statutory rate to the historical effective income tax rates of the Company for the years ended December 31, 1995, 1996 and 1997 is as follows:

                                             1995    1996     1997
                                             ----    ----     ----
U.S. Federal statutory rate ..............   34.0%   34.0%   (34.0%)
State and local income taxes .............    5.1     4.7      0.4
Foreign income taxes .....................    1.1      --      6.4
Change in valuation allowance
                                               --      --     18.2
Other ....................................   (0.1)    1.3      1.0
                                             -----  ------   ------
                                             40.1%   40.0%    (8.0%)
                                             =====  ======   ======

                                  Continued

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



         The components of the deferred income tax asset as of December 31, 1996 and 1997 are as follows:

                                         1996       1997
                                         ----       ----
Deferred revenue ...................   $    --    $ 1,533
Accounts receivable ................       298        417
Accruals for operating expenses.....       209        753
Equipment and leasehold improvements       171        105
Full text database .................      (112)         0
Other ..............................        39        629
                                       -------    -------
                                           605      3,437
Less valuation allowance ...........        --     (1,533)
                                       -------    -------
                                       $   605    $ 1,904
                                       =======    =======

         The portion of the deferred tax asset attributable to deferred revenue at December 31, 1997 is full offset by a valuation allowance. The Company has filed a request with the Internal Revenue Service for a change in the Company's revenue recognition policy for tax reporting purposes. Should the Company receive a favorable ruling, the valuation allowance would be reversed.

9.       NET INCOME (LOSS) PER SHARE:

         The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations:

                                      1995                      1996
                                   Per Share                 Per Share
                           ------------------------- -------------------------
                              Shares       Amount      Shares         Amount
                           -----------   ----------- ------------    ---------

Basic EPS                  5,530,676        $   .45    5,773,861      $  .48
Effect of dilutive stock
    options                1,500,803        $  (.10)   1,366,039      $ (.09)

Diluted EPS                7,031,479        $   .35    7,139,900      $  .39

         Options and warrants to purchase 1,814,866 shares of common stock at prices ranging from $0.01 to $12.00 per share were outstanding at December 31, 1997, but were not included in the 1997 computation of diluted earnings per share because the effect would have been antidilutive.

10.      BUSINESS SEGMENT:

         The Company operates in one industry segment consisting of the development, marketing and support of search and retrieval software.


                                  Continued

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


         The Company's operations are structured to achieve consolidated objectives. As a result, significant interdependencies exist among geographical units. Accordingly, the revenue, operating profit and identifiable assets shown for each geographic area may not be indicative of the amounts which would have resulted if geographical units were independent of one another.

         Summarized information relating to international operations is as follows:

                                                   Year Ended December 31,
                                               ------------------------------
                                                 1995       1996       1997
                                                 ----       ----       ----
Sales to unaffiliated customers:
United States ...............................  $ 21,553   $ 22,930   $ 18,005
Europe ......................................     4,305      6,078      4,472
Pacific Rim .................................     3,465      4,597      4,773
                                               --------   --------   --------
     Total sales to unaffiliated customers     $ 29,323   $ 33,605   $ 27,250
                                               ========   ========   ========

Operating income (loss):
United States ...............................  $  3,272   $  2,858   $ (6,588)
Europe ......................................       616      1,433        (97)
Pacific Rim .................................        40         51     (1,747)
                                               --------   --------   --------
          Total operating income (loss) .....  $  3,928   $  4,342   $ (8,432)
                                               ========   ========   ========

         Sales to unaffiliated customers for the United States include sales to customers in Canada of $1,613, $1,953 and $1,539 for the years ended December 31, 1995, 1996 and 1997, respectively. All product development and support expenses and substantially all general and administrative expenses have been allocated to operations in the United States.

Identifiable assets are as follows:

                                         December 31,
                                      -----------------
                                        1996      1997
                                        ----      ----
Identifiable assets
  United States ...................   $21,083   $29,114
  Europe ..........................     3,491     3,819
  Pacific Rim .....................     1,888     2,189
    Total identifiable assets .....   $26,462   $35,122
                                      =======   =======

11.      ACCRUED EXPENSES:

         Accrued expenses comprise:

                                                      December 31,
                                                 --------------------
                                                   1996         1997
                                                 -------       ------

Royalties...................................     $ 1,510       $2,316
Employee compensation and benefits..........         862          746
Other.......................................         774        1,834
                                                 -------       ------
                                                 $ 3,146       $4,896
                                                 =======       ======



                                  Continued

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


12.      STOCK OPTION PLANS:

         The Company adopted the Ovid Technologies, Inc. Stock Plan, effective July 1, 1990, and the Ovid Technologies, Inc. 1993 Stock Plan, effective October 4, 1993 (the "Plans"), pursuant to which qualified and non-qualified options to acquire an aggregate of 1,500,000 and 450,000 shares of common stock, respectively, may be granted to key employees, consultants and directors of the Company or its affiliates. The Plans authorize the Board to issue incentive stock options ("ISO"), as defined in Section 422 of the Internal Revenue Code (the "Code"), and stock options that do not conform to the requirements of that Code section ("Non-ISO"). The exercise price of each ISO may not be less than 100% of the fair market value of the Common Stock at the time of grant, except that in the case of a grant to an employee who owns (within the meaning of Code Section 422) 10% or more of the outstanding stock of the Company (a "10% Stockholder"), the exercise price shall not be less than 110% of such fair market value. The exercise price of each Non-ISO may not be less than the par value of the common stock. Options may not be exercised prior to the first anniversary, or on or after the tenth anniversary (fifth anniversary in the case of an ISO granted to a 10% Stockholder), of their grant. Options may not be transferred during the lifetime of an option holder. No stock options may be granted under the Plans after June 30, 2000 and October 3, 2003, respectively. Options vest over a three year period.

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

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting For Stock-Based Compensation" ("SFAS 123") which is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 in 1996 and has applied APB Opinion 25 and related Interpretations in accounting for its Plans. Accordingly, no compensation cost has been recognized in its Plans. Had compensation cost for the Company's stock-based compensation Plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income and earnings per share for the years ended December 31, 1995, 1996 and 1997 would have been reduced to the pro forma amounts indicated below:


                                  Continued

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                               1995                                1996                                 1997
                               ----                                ----                                 ----
                                    Earnings Per                         Earnings Per                          Earnings Per
                                        Share                                Share                                 Share
                   Net Income       Basic/Diluted       Net Income       Basic/Diluted      Net (Loss)         Basic/Diluted
                   ----------       -------------       ----------       -------------      ----------         -------------
As Reported         $ 2,469           $ .45/.35           $ 2,756          $ .48/.39           $(7,757)       $(1.29)/(1.29)
Pro Forma           $ 2,398           $ .43/.34           $ 2,458          $ .43/.35           $(8,253)       $(1.37)/(1.37)

         The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of 5 years, expected volatility of 47%, no dividend yield and a risk-free interest rate ranging from 5.28% to 7.74%.

         The following table summarizes the activity in options under the plans.

                                                       SHARES     EXERCISE PRICE  WEIGHTED AVERAGE
                                                       ------     --------------  ----------------
Options outstanding - December 31, 1994 .........    1,853,200    $0.01 - $ 9.25       $0.45
Granted .........................................      164,950    $8.00 - $12.00       $9.41
Canceled ........................................      (29,334)   $1.50 - $ 9.50       $3.00
Exercised .......................................     (264,580)   $0.01 - $ 2.50       $0.35
                                                     ---------
Options outstanding - December 31, 1995 .........    1,724,236    $0.01 - $12.00       $1.26
Granted .........................................      273,033    $6.00 - $ 9.25       $6.80
Canceled ........................................      (15,084)   $1.50 - $12.00       $8.23
Exercised .......................................     (195,252)   $0.01 - $ 6.00       $0.70
Options outstanding - December 31, 1996 .........    1,786,933    $0.01 - $12.00       $2.06
                                                     ---------
Granted .........................................      307,700    $7.00 - $10.00       $7.98
Canceled ........................................      (31,622)   $6.00 - $12.00       $8.15
Exercised .......................................     (248,145)   $0.01 - $ 9.25       $1.18
Options outstanding - December 31, 1997 .........    1,814,866    $0.01 - $12.00       $2.53
                                                     ---------
Options exercisable - December 31, 1997 .........    1,391,915    $0.01 - $12.00       $1.17
                                                     ---------



                                  Continued

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


         The following table summarized options outstanding and exercisable at December 31, 1997:

                                                                                      WEIGHTED AVERAGE
                                                                     WEIGHTED            REMAINING
                             EXERCISE PRICE                SHARES     AVERAGE         CONTRACTUAL LIFE
                             --------------                ------     -------         ----------------
                                      $0.01             1,020,500      $0.01             2.7 years
                               $1.50 - 2.50                88,200      $1.67             5.8 years
                                $4.80-12.00               706,166      $7.68             8.7 years
                                                        ---------      -----

Total options outstanding December 31, 1997             1,814,866      $2.53             5.2 Years
                                                        =========      =====

                                                                                      WEIGHTED AVERAGE
                                                                     WEIGHTED            REMAINING
                             EXERCISE PRICE                SHARES     AVERAGE         CONTRACTUAL LIFE
                             --------------                ------     -------         ----------------
                                      $0.01             1,020,500      $0.01             2.7 years
                               $1.50 - 2.50                88,200      $1.67             5.8 years
                                $4.50-12.00               173,128      $7.74            7.84 years
                                                        ---------      -----            ----------

Total options exercisable December 31, 1997             1,281,828       1.17            3.66 years
                                                        =========      =====

13.      DEFINED CONTRIBUTION PENSION PLAN:

         The Company sponsors a defined contribution employee pension plan covering substantially all of its employees. The pension plan provides for employee contributions of up to 15% of eligible compensation, as defined. The Company is under no obligation to contribute to the pension plan and has made no contribution since inception.

14.      CONTINGENCIES:

         On or about June 6, 1997, an action was commenced in the Circuit Court of the 13th Judicial Circuit of the State of Florida against the Company by PowerCerv Technologies Corporation ("PowerCerv"), a firm hired by the Company to provide certain software and consulting services. On or about July 7, 1997 the Company removed the action to the United States District Court for the Middle District of Florida. The complaint alleges counts for breach of contract, open account, and tortious interference with contractual or business relationships, PowerCerv seeks, among other things: $250 as liquidated damages for the purported hiring by the Company of two former employees of PowerCerv; approximately $62 for unpaid invoices; and an unspecified amount of other damages on the tortious interference claim related thereto. This action was settled in March 1998, and, in connection therewith, the Company paid to PowerCerv an aggregate amount of $103.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

COL. A                                COL. B       COL. C      COL. D      COL. E
                                    Balance at    Additions               Balance at
                                   beginning of  charged to                 end of
                                      period       expense   Deductions     period
                                      ------       -------   ----------     ------
Description
-----------
Allowance for doubtful accounts
1995.............................    $450,000      338,000     300,000     488,000
1996.............................    $488,000      496,000      89,000     895,000
1997.............................    $895,000      621,000      60,000   1,456,000