Form 10-K/A
period 1997-12-31
OVID TECHNOLOGIES INC
filed 1998-04-30
CIK 922520

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               FORM 10-K/A NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1997.

                                      or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934. For the transition period from _____________ to ____________.

                          Commission File No. 0-24326

                            OVID TECHNOLOGIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                               13-3333107
 -------------------------------                ------------------
 (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                Identification No.)

  333 Seventh Avenue, New York, New York               10001
 ----------------------------------------            ----------
 (Address of principal executive offices)            (Zip Code)

                                (212) 536-3006
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                         ----------------------------
                               (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes X      No
            ---       ---

         Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the Registrant's Common Stock held by non-affiliates at March 20, 1998 (based upon the closing sale price for such shares on March 20, 1998 as reported by the NASDAQ Stock Market's National Market and the assumption for this computation only that all directors and executive officers of the Registrant are affiliates): $36,409,973

Common Stock outstanding as of March 20, 1998:  6,206,665 shares

         The Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-24326) of Ovid Technologies, Inc. (the "Company"), as filed with the Commission on March 31, 1998, is hereby amended by adding thereto the following Part III.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information concerning the executive officers and other significant employees of the Company, see "Business - Executive Officers of the Registrant" in Item 1 of this Annual Report on Form 10-K for the year ended December 31, 1997.

         Seven directors (constituting the entire Board) are expected to be elected at the Company's Annual Meeting of Stockholders, scheduled to occur on or about July 7, 1998. The persons named below (all of whom are currently directors of the Company) are expected to be elected to serve until the next annual meeting of stockholders and until their respective successors shall have been duly elected and qualified.

         The nominees, their respective ages, the year in which each first became a director of the Company and their principal occupations or employment during the past five years are as follows:


                                                      Year First                        Principal Occupation
Nominee                                Age          Became Director                  During the Past Five Years
-------                                ---          ---------------                  --------------------------
Mark L. Nelson....................      40               1985             President and Chief Executive Officer of
                                                                          the Company (and its predecessors) since
                                                                          its inception in 1985.

Martin F. Kahn....................      48               1994             Chairman of the Company since January
                                                                          1990.  Chairman of OneSource
                                                                          Information Services, Inc. since 1993,
                                                                          Chairman of VISTA Environmental
                                                                          Information, Inc. since 1991, and
                                                                          Managing Director of Cadence
                                                                          Information Associates, L.L.C. (or its
                                                                          predecessor) since 1990.

Deborah M. Hull...................      53               1994             Chief Operating Officer of the Company
                                                                          since November 1990.

Harry A. Diakoff..................      55               1994             Director of Research Services for Kaim
                                                                          Associates Inc. from 1978 to 1995.
                                                                          Production Development consultant to
                                                                          the Company since 1995.










John J. Hanley....................      58               1994             Chairman and Chief Executive Officer of
                                                                          Scientific American, Inc. and Chairman
                                                                          of the Board of its subsidiary, W.H.
                                                                          Freeman and Company, since March
                                                                          1992.  Managing Director of Scientific
                                                                          American, Inc.'s parent company, the
                                                                          Von Holtzbrinck Publishing Group since
                                                                          1992.  Chairman of the Board of Worth
                                                                          Publishers and director of Macmillan Ltd.
                                                                          since 1995.  Chairman of the Board of
                                                                          Hanley & Belfus, Inc. since 1992.

Carl Fischer......................      56               1997             Independent electronic-publishing
                                                                          consultant, primarily for large media,
                                                                          publishing and communications
                                                                          companies, since 1982.  Director of
                                                                          American Hospital Publishing Inc. since
                                                                          1995. Officer of Mead Data Central from
                                                                          1972 to 1982.

Gary L. Gottlieb..................      42               1997             Founder and Chief Executive Officer of
                                                                          Penn-Friends Behavioral Health Services
                                                                          since 1996.  Chief Executive Officer and
                                                                          director of Friends Hospital (PA) since
                                                                          1994.  Clinical Professor of Psychiatry
                                                                          and Vice Chairman for Behavioral Health
                                                                          Services of the Department of Psychiatry
                                                                          at the University of Pennsylvania School
                                                                          of Medicine (UPenn) since 1994.  Interim
                                                                          Chairman for the Department of
                                                                          Psychiatry and Associate Dean for
                                                                          Managed Care at UPenn from 1993 to
                                                                          1994.


         Mark Nelson and Carleen Nelson, Vice President, Worldwide Sales of the Company, are brother and sister.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and greater than ten percent beneficial owners are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

         Based upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during fiscal 1997 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the Company's chief executive officer and to each other executive officer of the Company whose total annual salary exceeded $100,000 for the fiscal year ended December 31, 1997. Information is given for each of the Company's last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                           ANNUAL                   LONG-TERM
                                                                       COMPENSATION(1)             COMPENSATION
                                                              ------------------------------       ------------
                                                                                                      COMMON
                                                                                                      STOCK           ALL OTHER
                                                                                                    UNDERLYING      COMPENSATION
NAME AND PRINCIPAL POSITION                        YEAR       SALARY ($)           BONUS ($)        OPTIONS (#)          ($)
---------------------------                        ----       ----------           ---------        -----------         ----
Mark L. Nelson-- President and Chief               1997        $172,000                 --            4,000              --
  Executive Officer.........................       1996         159,000                 --            7,000              --
                                                   1995         150,000                 --               --              --

Deborah M. Hull-- Chief Operating                  1997        $172,000             $7,000            5,000              --
  Officer...................................       1996         159,000              8,000(2)        14,000              --
                                                   1995         150,000                 --(3)            --              --

Carleen E. Nelson - Vice President,                1997        $106,000             $4,000               --              --
  Worldwide Sales and Marketing.............       1996          95,000              2,000            8,500              --
                                                   1995          85,000                 --               --              --

----------
(1) Amounts reflected do not include perquisites and other personal benefits received by any named executive, which, in all instances, were less than the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the named executive.

(2)  Bonus reflected for 1996 was earned in 1996 and paid in 1997.

(3)  Bonus in the amount of $50,000 was earned in 1994 and paid in 1995.

         The following table provides information related to options granted to the named executive officers during the fiscal year ended December 31, 1997.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                        POTENTIAL REALIZABLE
                                                                                                          VALUE AT ASSUMED
                                                                                                        ANNUAL RATES OF STOCK
                                                                                                         PRICE APPRECIATION
                                                     INDIVIDUAL GRANTS                                   FOR OPTION TERM(1)
                               --------------------------------------------------------------         ------------------------
                                                % OF TOTAL
                                                  OPTIONS
                                                GRANTED TO         EXERCISE
                               OPTIONS           EMPLOYEES          OR BASE
                               GRANTED           IN FISCAL           PRICE         EXPIRATION
NAME                           (#)(2)              YEAR            ($/SHARE)          DATE            5% ($)           10% ($)
----                           -------            ------           ---------         ------           ------           -------
Mark L. Nelson                     4,000            1.3%                $9.00       2/11/2007          $22,640          $57,375

Deborah M. Hull                    5,000            1.6                  7.00       4/23/2007           22,011           55,781

Carleen E. Nelson                     --            --                   --            --               --               --

----------
(1) The potential realizable value portion of the foregoing table illustrates value that might be received upon exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation on the Company's Common Stock over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the options following termination of employment.

(2)  Options to acquire shares of Common Stock.

         The following table sets forth information with respect to (i) stock options exercised in the fiscal year ended December 31, 1997 by the persons named in the Summary Compensation Table and (ii) unexercised stock options held by such individuals at December 31, 1997.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES


                                                                  NUMBER OF UNEXERCISED            VALUE OF UNEXERCISED IN-
                                                                 OPTIONS HELD AT FISCAL           THE-MONEY OPTIONS AT FISCAL
                                                                       YEAR END (#)                     YEAR END ($) (1)
                                                               -----------------------------     --------------------------------
                                 SHARES
                               ACQUIRED ON        VALUE
NAME                          EXERCISE (#)    REALIZED ($)     EXERCISABLE     UNEXERCISABLE     EXERCISABLE        UNEXERCISABLE
----                          ------------    ------------     -----------     -------------     -----------        -------------
Mark L. Nelson...........              0              --           2,333            8,667      $   12,831.50        $35,668.50
Deborah M. Hull..........         17,500        $147,200         139,166           14,334       1,571,068.00(2)      73,837.00(2)
Carleen E. Nelson .......              0              --         529,833            5,667       6,070,811.50         31,168.50

----------
(1) Computed based upon the difference between the last sale price per share of the Company's Common Stock of $11.50 on December 31, 1997 and the exercise price.
(2) Computed assuming an exercise price of $.01 per share. Ms. Hull has agreed to pay the Company $.01 per share acquired upon the exercise of stock options notwithstanding the option exercise price of $.0003 per share.

COMPENSATION OF DIRECTORS

         During the year ended December 31, 1997, Mr. Kahn was paid consulting fees of $3,125 per month. Mr. Kahn is presently being paid consulting fees in the form of options to purchase shares of Common Stock. Directors who are not employees or consultants of the Company currently receive $1,500 for each meeting of the Board attended and $500 for each meeting of each Committee of the Board attended, plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at Board of Directors' meetings. Directors who are employees or consultants of the Company are not paid any additional compensation for serving as a director.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the year ended December 31, 1997, the Compensation Committee consisted of Mark Nelson, Harry Diakoff and John Hanley. During the year ended December 31, 1997, the Company paid consulting fees aggregating approximately $117,610 to Harry Diakoff, a director of the Company. Mr. Diakoff did not participate in deliberations and decisions of the Compensation Committee with regard to his own compensation.


ITEM 12.  BENEFICIAL OWNERSHIP OF COMMON STOCK BY CERTAIN
          STOCKHOLDERS AND MANAGEMENT

         The following table sets forth information as of April 28, 1998 regarding the beneficial ownership of the Company's Common Stock of: (i) each person known by the Company to own beneficially more than five percent of the outstanding Common Stock; (ii) each director and nominee for director of the Company; (iii) each executive officer named in the Summary Compensation Table (see "Executive Compensation" below); and (iv) all directors and executive officers of the Company as a group.

                                                           Amount and Nature of Beneficial             Percentage of
Name and Address of Beneficial Owner(1)                      Ownership of Common Stock(2)              Common Stock
---------------------------------------                      ----------------------------              -------------
Mark L. Nelson.....................................                4,098,082(3)                            65.8%
Martin F. Kahn.....................................                  290,000(4)                             4.7%
Deborah M. Hull....................................                  145,498(4)                             2.3%
Harry A. Diakoff...................................                   15,666(4)                              *
John J. Hanley.....................................                    9,000(4)                              *
Carl Fischer.......................................                    8,333(4)                              *
Gary L. Gottlieb...................................                    5,000(4)                              *
Carleen E. Nelson..................................                  532,666(4)                             7.9%
All directors and executive officers as a                          5,104,245(3)(5)                         70.6%
group (8 persons)..................................

----------
*    Less than one percent.
1. The address of each named individual is c/o Ovid Technologies, Inc., 333 Seventh Avenue, New York, New York 10001.
2. Except as otherwise indicated, each named beneficial owner has the sole voting and investment power over the shares listed opposite such beneficial owner's name.

3. Includes 10,466 shares of Common Stock which may be acquired within 60 days upon the exercise of options held by Dana Johnson, Mr. Nelson's wife. Mr. Nelson disclaims beneficial ownership of such shares. Also includes 5,999 shares of Common Stock which may be acquired within 60 days upon the exercise of options.

4. Represents shares of Common Stock which may be acquired within 60 days upon the exercise of options.

5. Includes an aggregate of 1,022,628 shares of Common Stock which may be acquired by directors and executive officers within 60 days upon the exercise of options.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Tax Indemnification Agreement. The Company has entered into a tax indemnification agreement with Mark Nelson which provides for: (i) an indemnification of Mr. Nelson by the Company for any losses or liabilities with respect to additional taxes (including interest, penalties and legal fees) resulting from the Company's operations during the period in which it was an S Corporation (prior to the initial public offering of the Company's Common Stock in June 1994) and (ii) an indemnification of the Company by Mr. Nelson for certain tax liabilities that result from any final determination of an adjustment to Mr. Nelson's taxable income resulting in a decrease in Mr. Nelson's taxable income during the period in which the Company was an S Corporation, and a corresponding increase in the income tax liability payable by the Company for any taxable year of the Company in which it was a C Corporation.

         During the year ended December 31, 1997, the Company paid consulting fees aggregating approximately $51,360 to Martin Kahn, a director of the Company, a portion of which was related to services rendered during 1996.

         During the year ended December 31, 1997, the Company paid consulting fees aggregating approximately $117,610 to Harry Diakoff, a director of the Company, a portion of which was related to services rendered during 1996.

         During the year ended December 31, 1997, Carl Fischer, a director of the Company, rendered certain consulting services to the Company for which the Company paid him approximately $7,100 in early 1998.

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             OVID TECHNOLOGIES, INC.

Dated:  April 29, 1998                       By: /s/ Mark L. Nelson
                                                ------------------------------
                                                 Name:  Mark L. Nelson
                                                 Title: President