Form 10-Q
period 1998-03-31
OVID TECHNOLOGIES INC
filed 1998-05-14
CIK 922520

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20509

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Stock          No. of Shares Outstanding               Date
     --------------          -------------------------               ----
         Common                      6,247,093                  April 30, 1998

                            OVID TECHNOLOGIES, INC.

                                     INDEX

                                    --------

                                                                           Page

        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):
             Condensed Consolidated Balance Sheets as of
               December 31, 1997 and March 31, 1998                          3

             Condensed Consolidated Statements of Operations for
               the three months ended March 31, 1997 and 1998                4

             Condensed Consolidated Statements of Cash Flows for
               the three months ended March 31, 1997 and 1998                5

             Notes to Condensed Consolidated Financial Statements            6

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      9


        PART II - OTHER INFORMATION

Item 1. Legal Proceedings:
             None

Item 2. Changes in Securities:
             None

Item 3. Defaults Upon Senior Securities:
             None

Item 4. Submission of Matter to a Vote of Securities Holders:
             None

Item 5. Other Information:
             None

Item 6. Exhibits and Reports on Form 8-K
             Exhibit 27 Financial Data Schedule                             17

                            OVID TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                           December 31,    March 31,
ASSETS:                                                                       1997           1998
                                                                              ----           ----
                                                                                          (Unaudited)
Current assets:
  Cash and cash equivalents                                                 $  1,284       $    972
  Short-term investments                                                       6,209            100
  Marketable securities - available for sale                                   3,305          7,284
  Accounts receivable, less allowance for doubtful accounts
    of $1,456 and $1,452 for 1997 and 1998, respectively                      12,259         14,007
  Prepaid royalties                                                            4,260          5,712
  Prepaid expenses and other current assets                                    3,728          3,751
                                                                            --------       --------
     Total current assets                                                     31,045         31,826
  Equipment and leasehold improvements, net                                    3,208          3,323
  Deferred income taxes                                                          759          1,232
  Deposits and other assets                                                      110            109
                                                                            --------       --------
     Total assets                                                           $ 35,122       $ 36,490
                                                                            ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable                                                          $  3,977       $  3,339
  Accrued expenses                                                             4,896          3,755
  Customer deposits                                                            1,041          1,062
  Income taxes payable                                                           362           --
  Unearned revenue                                                            16,427         19,733
  Current portion of long-term capital lease                                     308            348
  Obligation under database subscriptions                                        351            176
                                                                            --------       --------
     Total current liabilities                                                27,362         28,413

  Long-term capital lease, less current portion                                  577            573
                                                                            --------       --------
     Total liabilities                                                        27,939         28,986

Stockholders' equity:
  Preferred stock, non-cumulative, $.01 par value; 1,000,000
    shares authorized; no shares issued                                           --             --
Common stock, $.01 par value; 10,000,000 shares authorized;
    6,103,977 and 6,106,929 shares, respectively, issued and outstanding          61             62
  Additional paid-in capital                                                   9,467          9,853
  Accumulated deficit                                                         (1,965)        (1,246)
  Cumulative comprehensive income                                                (26)           (40)
  Treasury stock, at cost, 39,000 and 97,000 shares, respectively               (354)        (1,125)
                                                                            --------       --------
     Total stockholders' equity                                                7,183          7,504
                                                                            --------       --------
     Total liabilities and stockholders' equity                             $ 35,122       $ 36,490
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

                            OVID TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except share amounts)
                                  (Unaudited)

                      for the three months ended March 31,

                                   ---------

                                                  1997          1998
                                                  ----          ----
Revenues:
  Database subscriptions and software         $     7,674   $     7,346
  Maintenance and other                               778           867
                                              -----------   -----------
     Total revenues                                 8,452         8,213
                                              -----------   -----------
Cost of revenues:
  Database subscriptions and software               2,788         3,519
  Maintenance and other                                58           118
                                              -----------   -----------
     Total cost of revenues                         2,846         3,637
                                              -----------   -----------
     Gross profit                                   5,606         4,576
Operating expenses:
  Sales and marketing                               1,948         1,676
  Product development                               1,490         1,939
  General and administrative                        1,341         1,218
                                              -----------   -----------
     Total operating expenses                       4,779         4,833
                                              -----------   -----------
     Income (loss) from operations                    827          (257)
Interest and other income, net                         63           127
                                              -----------   -----------
     Income (loss) before income taxes                890          (130)
Provision (benefit) for income taxes                  356          (848)
                                              -----------   -----------
     Net income                               $       534   $       718
                                              ===========   ===========
Basic earnings per share                      $       .09   $       .12
                                              ===========   ===========
Diluted earnings per share                    $       .07   $       .10
                                              ===========   ===========

PRO FORMA DATA:
  Pro forma total revenues                    $     8,875   $    10,629
  Pro forma gross profit                            5,920         6,335
  Pro forma income from operations                  1,141         1,502
  Pro forma net income                        $       722   $       978
  Pro forma net income per common share
              Basic                           $       .12   $       .16
                                              ===========   ===========
              Diluted                         $       .10   $       .13
                                              ===========   ===========
Weighted average number of shares of common
  stock outstanding
              Basic                             5,919,783     6,107,664
                                              ===========   ===========
              Diluted                           7,230,035     7,467,510
                                              ===========   ===========
Total comprehensive income (see Note 4)       $       507   $       704
                                              -----------   -----------

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            OVID TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                      for the three months ended March 31,

                                   ----------

                                                                                 1997       1998
                                                                                 ----       ----
Cash flows from operating activities:
  Net income                                                                   $   534    $   718
  Adjustments to reconcile net income to net cash
    Provided by (used in) operating activities:
      Depreciation and amortization                                                691        470
      Other, net                                                                    34       (486)
      Changes in assets and liabilities:
          (Increase) decrease in accounts receivable                               744     (1,748)
          (Increase) in other assets, net                                         (427)    (1,475)
          (Decrease) in accounts payable                                          (668)      (638)
          Increase in other liabilities, net                                     1,346      1,636
                                                                               -------    -------
             Cash provided by (used in) operating activities                     2,254     (1,523)
                                                                               -------    -------
Cash flows from investing activities:
           Purchase of short-term investments                                   (6,159)      (516)
           Proceeds from short-term investments                                  4,124      6,625
           Purchase of marketable securities - available for sale                   --     (4,875)
           Proceeds from sale of marketable securities -  available for sale        --        896
           Capital expenditures                                                   (819)      (572)
           Proceeds from capital lease transaction                                --          116
                                                                               -------    -------
             Cash provided by (used in) investing activities                    (2,854)     1,674
                                                                               -------    -------
Cash flows from financing activities:
           Repayment of capital lease obligation                                    --        (80)
           Proceeds from the exercise of stock options                              28        387
           Purchases of treasury stock                                              --       (770)
                                                                               -------    -------
             Cash provided by (used in) financing activities                        28       (463)
                                                                               -------    -------
             Decrease in cash and cash equivalents                                (572)      (312)
Cash and cash equivalents, beginning of the period                               1,426      1,284
                                                                               -------    -------
Cash and cash equivalents, end of the period                                   $   854    $   972
                                                                               =======    =======

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


1.       Interim Financial Statements:

         These condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1997, as amended, and the historical condensed consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Quarterly operating results are not necessarily indicative of the results that would be expected for the full year.

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

3.       Net Income Per Share:

         Earnings per share for all periods presented has been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires companies to present basic earnings per share, and if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised into common stock.

                                  (continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


         The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations:

                                      Three months ended             Three months ended
                                        March 31, 1997                 March 31, 1998
                                          Per Share                      Per Share
                                     ---------------------         ---------------------
                                       Shares       Amount           Shares       Amount
                                     ---------      ------         ---------      ------
Basic EPS                            5,919,783      $ .09          6,107,664      $ .12
Effect of dilutive stock
  options                            1,310,252      $(.02)         1,359,846      $(.02)

Diluted EPS                          7,230,035      $ .07          7,467,510      $ .10

4.       New Accounting Pronouncements:

         In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, which prescribes standards for reporting comprehensive income and its components. Comprehensive income consists of net income or loss for the current period and other comprehensive income (income, expenses, gains and losses that currently bypass the income statement and are reported directly in a separate component of equity). SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997, and accordingly has been adopted by the Company as presented on the balance sheet and statement of operations.

         Also in June 1997, the FASB issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The statement also requires additional disclosures with respect to products and services, geographical areas of operations, and major customers. SFAS 131 is effective for financial statements issued for periods beginning after December 15, 1997 and for the interim periods beginning in the

                                  (continued)
                                       7

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


         second year of application, requires restatement of earlier periods presented. The Company is reviewing the effects of the disclosure requirements of this new standard.

         In addition, the Accounting Standards Executive Committee issued Statement of Position No. 98-1 (SOP 98-1), Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. The SOP was issued to address diversity in practice regarding whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. The Company has not determined the effect which SOP 98-1 will have on its consolidated financial position or results of operations.

5.       Provision for Income Taxes:

         The Company recorded a tax benefit of $848 for the first quarter of 1998, as compared to a provision of $356, for the same period in 1997. The benefit for the first quarter of 1998 reflects the reversal of that portion of the valuation allowance recorded against the deferred tax asset, as disclosed in the 1997 Form 10-K, that is no longer necessary based on management's estimated 1998 income. For the first quarter of 1997, the provision for taxes represents a 40% effective tax rate.

                                  (continued)

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

               Three Months Ended March 31, 1998, as compared to
                       Three Months Ended March 31, 1997

                                ----------------

OVERVIEW

Ovid Technologies, Inc. is a leading provider of electronic information to the scientific, technical, and medical (STM) markets. The Company develops sophisticated search software and bundles this technology with an aggregation of bibliographic and full text databases. More than 5,000 prominent institutions worldwide use Ovid's products on Intranets, the Internet, or on stand alone systems.

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

Growth of the Company continues to be derived from these two components both domestically and internationally. In every market, a strategic objective of the Company has been to move customers to the Internet online service model. This removes certain customer barriers for purchasing large quantities of full text and produces a larger stream of renewable revenue. On a billings basis, Ovid's total sales increased 49% to $11.7 million during the first quarter of 1998 compared to $7.9 million for the same period in 1997. Ovid experienced a significant increase in its online business during the first quarter of 1998 compared to the first quarter of 1997. On a billings basis, Ovid's online fixed fee sales increased 1360% to $2.4 million for the three months ended March 31, 1998, compared to $164,000 for the same period during 1997. Ovid's full text business also continued to increase dramatically. On a billings basis, Ovid's full text sales increased almost 200% to $928,000 for the quarter ended March 31, 1998, compared to $312,000 for the same period during 1997.

The Company's investment in the international market continued to bring positive results. Ovid gained its first large customer in Brazil, and experienced revenue growth over 25% in a number of international regions. The Company also had approximately 50% of its full text sales in the international market during the first quarter.

Also important to the growth of the Company is the Company's ability to license additional content from STM publishers. Ovid now licenses full text content from more than forty different publishers and continues to add new journal titles from both existing and new publishers. The Company's investment in the Clinical Information Products (CIP) group is ongoing and the Company expects to release CIP's first product, Evidence Based Medicine, in the second quarter. Products from CIP leverage Ovid's investment in the medical community and broaden the breadth of information the Company provides.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS, CONTINUED


In combination with the growth drivers discussed above, the Company also continues to gain operating leverage. On a pro forma basis, operating expenses as a percentage of total revenues were 45.5% for the first quarter, as compared to 53.8% for the comparable period one year ago.

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

RESULTS OF OPERATIONS

Revenues

For the three months ended March 31, 1998, the Company's total revenues decreased 3% to $8.2 million versus $8.5 million for the comparable period in 1997.

Revenues from database subscriptions and software decreased 4% to $7.3 million in the first quarter of 1998 from $7.7 million during the same period of 1997. The decrease results predominantly from the change in the Company's method of accounting for revenues for license fees for third-party databases and proprietary software as described in Note 2 to the consolidated financial statements.

Maintenance revenues increased 12% to $0.9 million for the three months ended March 31, 1998 from $0.8 million for the same period in 1997. The increase in maintenance revenues is directly attributable to the increase in network sales, which have mandatory maintenance charges of 17% of the first year's software fees.

(see also pro forma presentation below)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS, CONTINUED


Cost of Revenues

Cost of revenues increased 28% to $3.6 million in the first quarter of 1998 from $2.8 million for the same period in 1997. As a percent of revenues, total cost of revenues increased to 44% for the first quarter of 1998 from 34% in 1997. This increase was primarily due to an increase in data conversion costs associated with the full-text product. During the first quarter of 1997, these costs were being capitalized and amortized over five years. In September 1997, the amounts capitalized were written off, and the Company changed its accounting treatment to expense as incurred. The increase in these costs is also due to an increase in the actual dollar expenditures for data conversion. The addition of several new journals to the Company's full-text offerings has resulted in higher expenditures for data conversion costs. An additional increase in cost of revenues is due to an increase in royalty expense, as the Company has experienced an increasing amount of database sales from for-profit data providers who require substantial royalties. The Company expects this trend to continue as it is projected that a significant amount of future sales are expected to be from these databases and full text.

PRO FORMA PRESENTATION

As a result of the change in accounting principle described above, the results of operations for the three months ended March 31, 1998 are not comparable with results from the same period in 1997. Set forth below are pro forma data which assume that the Company's accounting for license fees for third-party databases and proprietary software has always conformed to the provisions of SOP 97-2. As a result of the change in accounting, the results of operations for the revenues, cost of revenues, and gross margin components will be discussed on a pro forma basis as set forth in the table below. Operating expenses, as can be noted in the table, do not differ on a reported versus pro forma basis.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS, CONTINUED


                        Presentation of Pro Forma Data
                   (In thousands, except per share amounts)
                                  (unaudited)

                                                Three Months Ended
                                                     March 31,

                                                  1997      1998
Total Revenues
     As reported                                $ 8,452   $ 8,213
     Pro forma                                    8,875    10,629

Total cost of revenues
     As reported                                  2,846     3,637
     Pro forma                                    2,955     4,294

Gross profit
     As reported                                  5,606     4,576
     Pro forma                                    5,920     6,335

Total operating expense
     As reported                                  4,779     4,833
     Pro forma                                    4,779     4,833

Income (loss) from operations
     As reported                                    827      (257)
     Pro forma                                    1,141     1,502

Net income
     As reported                                    534       718
     Pro forma                                      722       928

Net income per
common share

Basic
     As reported                                   0.09      0.12
     Pro forma                                     0.12      0.16

Diluted
     As reported                                   0.07      0.10
     Pro forma                                     0.10      0.13

RESULTS OF OPERATIONS

Pro Forma Revenues

For the three months ended March 31, 1998, the Company's total pro forma revenues increased 20% to $10.6 million versus $8.9 million for the comparable period in 1997.

Pro forma revenues from database subscriptions and software increased 20% to $9.7 million in the first quarter of 1998 from $8.1 million during the same period of 1997. The increase is primarily due to growth of online fixed fee database subscriptions and growth in network sales, especially overseas. Internationally, growth was strongest in Japan, Europe and the UK.

Pro forma maintenance revenues increased 12% to $0.9 million for the three months ended March 31, 1998 from $0.8 million for the same period in 1997. The increase in maintenance revenues is directly

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS, CONTINUED


attributable to the increase in network sales, which have mandatory maintenance charges of 17% of the first year's software fees.

Pro Forma Cost of Revenues

Pro forma cost of revenues increased 45% to $4.3 million in the first quarter of 1998 from $3.0 million for the same period in 1997. As a percent of total pro forma revenues, total pro forma cost of revenues increased to 40% for the first quarter of 1998 from 33% for the first quarter of 1997. This increase was primarily due to an increase in data conversion costs associated with the full-text product. During the first quarter of 1997, these costs were capitalized and amortized over five years. In September 1997, the Company wrote-off the amounts capitalized, and changed its accounting treatment of the costs to expense as incurred. The increase in these costs is also due to an increase in the actual dollar expenditures for data conversion. The addition of several new journals to the Company's full-text offerings has resulted in higher expenditures for data conversion costs. An additional increase in pro forma cost of revenues is due to an increase in royalty expense, as the Company has experienced an increasing amount of database sales from for profit data providers who require substantial royalties. The Company expects this trend to continue, though at a lesser rate, as it is projected that a significant amount of future sales are expected to be from these databases and full text.

Pro Forma Gross Profit

Pro forma gross profit was $6.3 million for the quarter ended March 31, 1998, compared with $5.9 million for the same period in 1997, representing 60% of pro forma revenues for the first quarter of 1998 and 67% for the first quarter 1997.

Sales and Marketing Expenses

Sales and marketing expenses decreased 14% to $1.7 million during the first quarter of 1998 from $1.9 million for the same period in 1997. As a percentage of total pro forma revenues, sales and marketing expenses decreased to 16% during the first quarter of 1998 from 22% for the same period in 1997. The decrease in sales and marketing expenses is due to the consolidation of the Company's Amsterdam office into the UK office, as well as a reduction in staff in marketing and inside sales.

Product Development Expenses

Product development expenses increased 30% to $1.9 million during the first quarter of 1998 from $1.5 million during the same period in 1997. As a percentage of total pro forma revenues, product development expenses increased to 18% for the three months ended March 31, 1998 from 17% for the same period in 1997. The increase in product development expense is primarily due to an increase in personnel associated with the ongoing full text project, as well as with the new clinical information product.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS, CONTINUED


General and Administrative Expenses

General and administrative expenses decreased 9% to $1.2 million in the first quarter of 1998 from $1.3 during the same period in 1997. As a percentage of total pro forma revenues, general and administrative expenses decreased to 11% in the first quarter of 1998 from 15% in the comparable period of 1997. The percent decrease is primarily attributable to the ability of the Company to increase pro forma revenues through new sales and database subscription renewals while controlling the growth of general expenses.

Provision for Income Taxes

The Company recorded a tax benefit of $848,000 for the first quarter of 1998, as compared to a provision of $356,000, for the same period in 1997. The benefit for the first quarter of 1998 reflects the reversal of that portion of the valuation allowance recorded against the deferred tax asset, as disclosed in the 1997 Form 10-K, that is no longer necessary based on management's estimated 1998 income. For the first quarter of 1997, the provision for taxes represents a 40% effective tax rate.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company had cash and cash equivalents of approximately $972,000 and highly liquid short-term investments and marketable securities of approximately $7.4 million. Operating activities used $1.5 million in cash during the first three months of 1998 as compared to providing $2.3 million during the same period in 1997. Increases in accounts receivable and prepaid royalties along with decreases in accounts payable and current liabilities, offset partially by an increase in deferred revenue, accounted for the use of cash during the quarter.

The Company's investing activities provided the Company with cash of $1.7 million during the first three months of 1998, compared to using cash of $2.9 during the same period in 1997. The primary source of cash in 1998 was the sale or redemption of $7.5 million of short-term investments and marketable securities, offset by $5.4 million of purchases of short-term investments and marketable securities and $572,000 in capital expenditures. During the first quarter of 1997, the primary use of cash was the purchase of $6.2 million of short-term investments and $819,000 in capital expenditures offset by $4.1 million of redemptions of short-term investments.

The Company is aggressively pursuing an initiative to obtain non-exclusive rights to electronically distribute a significant amount of scientific, technical and medical related journals. Licensing the content as well as the necessary investments in production require significant capital resources. As more fully described in Note 5 to the condensed consolidated financial statements in the 1997 Form 10K, the Company is undertaking an alternative solution to the abandoned information business system. Costs are estimated to be less than $1 million for this project. The Company currently believes that its available cash, cash equivalents, short-term investments and marketable securities and expected future cash flows from operations can finance these activities.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS, CONTINUED


The Company's financing activities used $463,000 during the first three months of 1998 as compared to providing $28,000 during the same period in 1997. During the first quarter of 1998, purchases of treasury stock of $770,000 and repayments of capital lease obligation of $80,000; offset by cash from stock option exercises of $387,000 accounted for the use of cash. During the first quarter of 1997, $28,000 was provided by the exercise of stock options.

Effective November 1, 1997, the Company entered into a line-of credit agreement for $2.0 million collateralized by the Company's accounts receivables, and bearing interest at the bank's prime rate. The agreement expires November 1, 1998. There were no borrowings outstanding on the line-of-credit at March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Ovid Technologies, Inc.
                                            ------------------------------
                                            (Registrant)

May 11, 1998                                /s/ DEBORAH M. HULL
------------                                ------------------------------
Date                                        Deborah M. Hull



May 11, 1998                                /s/ JEFFREY HOERLE
------------                                ------------------------------
Date                                        Jeffrey Hoerle