Form 10-Q
period 1998-06-30
OVID TECHNOLOGIES INC
filed 1998-08-07
CIK 922520

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20509

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1998
                                    -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from .................. to ..................


         Commission File number   0 - 24326
                                  ---------

                            Ovid Technologies, Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                                    13 - 3333107
         --------                                    ------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Stock           No. of Shares Outstanding                 Date
   -------------            -------------------------                 ----
      Common                        6,278,980                    July 31, 1998

                            OVID TECHNOLOGIES, INC.

                                     INDEX
                                  -----------

                PART I - FINANCIAL INFORMATION                                               Page
                                                                                             ----

Item 1.         Financial Statements (Unaudited):
                Condensed Consolidated Balance Sheets as of
                 December 31, 1997 and June 30, 1998                                            3

                Condensed Consolidated Statements of Operations for
                 the three months ended June 30, 1997 and 1998                                  4

                Condensed Consolidated Statements of Operations for
                 the six months ended June 30, 1997 and 1998                                    5

                Condensed Consolidated Statements of Cash Flows
                 for the six months ended June 30, 1997 and 1998                                6

                Notes to Condensed Consolidated Financial Statements                          7-9

Item 2.         Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                              10-19

                PART II - OTHER INFORMATION

Item 1.         Legal Proceedings:
                    None

Item 2.         Changes in Securities:
                     None

Item 3.         Defaults Upon Senior Securities:
                     None

Item 4.         Submission of Matters to a Vote of Securities Holders
                     None

Item 5.         Other Information
                     None

Item 6.         Exhibit 10 - Letter dated June 15, 1998 from Ovid Technologies, Inc.
                     to Mark L. Nelson                                                         21

                Exhibit 27 - Financial Data Schedule                                           22


                            OVID TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                  (Unaudited)
                                ---------------

                                                                                 December 31,          June 30,
                                                                                 ------------          --------
ASSETS:                                                                              1997               1998
                                                                                     ----               ----
                                                                                                     (Unaudited)
Current assets:
  Cash and cash equivalents                                                          $  1,284          $  2,638
  Short-term investments                                                                6,209             1,613
  Marketable securities - available for sale                                            3,305             7,063
  Accounts receivable, less allowance for doubtful accounts
    of $1,456 and $1,447 for 1997 and 1998, respectively                               12,259            13,469
  Prepaid royalties                                                                     4,260             6,532
  Prepaid expenses and other current assets                                             3,728             3,807
                                                                                        -----             -----
     Total current assets                                                              31,045            35,122
 Equipment and leasehold improvements, net                                              3,208             3,270
 Deferred income taxes                                                                    759             1,593
 Deposits and other assets                                                                110               504
                                                                                      -------           -------
     Total assets                                                                     $35,122           $40,489
                                                                                      =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable                                                                   $  3,977          $  2,136
  Accrued expenses                                                                      4,896             5,100
  Customer deposits                                                                     1,041             1,779
  Income taxes payable                                                                    362                31
  Unearned revenue                                                                     16,427            20,745
  Current portion of long-term capital lease                                              308               473
  Obligation under database subscriptions                                                 351                --
                                                                                       ------            ------
     Total current liabilities                                                         27,362            30,264

 Long-term capital lease, less current portion                                            577               796
                                                                                       ------            ------
     Total liabilities                                                                 27,939            31,060
                                                                                       ------            ------

Stockholders' equity:
  Preferred stock, non-cumulative, $.01 par value; 1,000,000
    shares authorized; no shares issued                                                    --                --
  Common stock, $.01 par value; 10,000,000 shares authorized;
    6,103,977 and 6,151,941 shares, respectively,  issued and outstanding                  61                62
  Additional paid-in capital                                                            9,467            10,151
  Retained earnings (accumulated deficit)                                              (1,965)              432
  Accumulated other comprehensive income                                                  (26)              (91)
  Treasury stock, at cost, 39,000 and 97,000 shares, respectively                        (354)           (1,125)
                                                                                      -------           -------
     Total stockholders' equity                                                         7,183             9,429
                                                                                      -------           -------
     Total liabilities and stockholders' equity                                       $35,122           $40,489
                                                                                      =======           =======


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            OVID TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except share amounts)
                                  (Unaudited)
                      for the three months ended June 30,
                                   ---------

                                                                                            1997               1998
                                                                                            ----               ----
Revenues:
  Database subscriptions and software                                                     $8,977             $9,578
  Maintenance and other                                                                      824                880
                                                                                           -----             -------
     Total revenues                                                                        9,801             10,458
                                                                                           -----             -------

Cost of revenues:
  Database subscriptions and software                                                      3,215              4,017
  Maintenance and other                                                                       51                 29
                                                                                           -----             -------
     Total cost of revenues                                                                3,266              4,046
                                                                                           -----             -------

     Gross profit                                                                          6,535              6,412

Operating expenses:
  Sales and marketing                                                                      1,996              1,956
  Product development                                                                      1,637              2,006
  General and administrative                                                               1,440              1,255
                                                                                           -----              -----
     Total operating expenses                                                              5,073              5,217
                                                                                           -----              -----
     Income from operations                                                                1,462              1,195

Interest and other income, net                                                                79                159
                                                                                           -----             -------
     Income before income taxes                                                            1,541              1,354

Provision (benefit) for income taxes                                                         617               (325)
                                                                                           -----             -------
     Net income                                                                           $  924            $ 1,679
                                                                                          ======            =======
Basic earnings per share                                                                  $  .15              $ .27
                                                                                          ======            =======
Diluted earnings per share                                                                $  .13              $ .22
                                                                                          ======            =======

PRO FORMA DATA:
  Pro forma total revenues                                                                $9,127            $11,210
  Pro forma gross profit                                                                   6,174              6,942
  Pro forma income from operations                                                         1,101              1,725
  Pro forma net income                                                                       648              1,131
  Pro forma net income per common share:
              Basic                                                                    $     .11              $ .18
                                                                                       =========             ======
              Diluted                                                                  $     .09              $ .15
                                                                                       =========             ======
Weighted average number of shares of common stock outstanding:
              Basic                                                                    5,986,623          6,139,016
                                                                                       =========          =========
              Diluted                                                                  7,292,334          7,708,697
                                                                                       =========          =========

Total comprehensive income (see Note 4)                                                   $  958          $   1,628
                                                                                          ======          =========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            OVID TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except share amounts)
                                  (Unaudited)

                       for the six months ended June 30,
                                   ---------

                                                                                            1997               1998
                                                                                            ----               ----
Revenues:
  Database subscriptions and software                                                    $16,651            $16,924
  Maintenance and other                                                                    1,601              1,747
                                                                                          ------             ------
     Total revenues                                                                       18,252             18,671
                                                                                          ------             ------

Cost of revenues:
  Database subscriptions and software                                                      6,003              7,536
  Maintenance and other                                                                      109                147
                                                                                          ------             ------
     Total cost of revenues                                                                6,112              7,683
                                                                                          ------             ------

     Gross profit                                                                         12,140             10,988

Operating expenses:
  Sales and marketing                                                                      3,943              3,631
  Product development                                                                      3,127              3,946
  General and administrative                                                               2,781              2,473
                                                                                          ------             ------
     Total operating expenses                                                              9,851             10,050
                                                                                          ------             ------
     Income from operations                                                                2,289                938

Interest and other income, net                                                               142                287
                                                                                          ------             ------
     Income before income taxes                                                            2,431              1,225

Provision (benefit) for income taxes                                                         973             (1,172)
                                                                                          ------             ------
     Net income                                                                          $ 1,458            $ 2,397
                                                                                          ======             ======
Basic earnings per share                                                                 $   .24            $   .39
                                                                                          ======             ======
Diluted earnings per share                                                               $   .20            $   .32
                                                                                          ======             ======

PRO FORMA DATA:
  Pro forma total revenues                                                               $18,002            $21,839
  Pro forma gross profit                                                                  12,194             13,277
  Pro forma income from operations                                                         2,343              3,227
  Pro forma net income                                                                     1,497              2,108
  Pro forma net income per common share:
              Basic                                                                      $   .25            $   .34
                                                                                          ======             ======
              Diluted                                                                    $   .21            $   .28
                                                                                          ======             ======
Weighted average number of shares of common stock outstanding:
              Basic                                                                    5,954,052          6,123,427
                                                                                       =========          =========
              Diluted                                                                  7,247,343          7,594,231
                                                                                       =========          =========

Total comprehensive income (see Note 4)                                                  $   980            $ 2,332
                                                                                          ======             ======


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            OVID TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                       for the six months ended June 30,
                                   ----------

                                                                                                    1997           1998
                                                                                                     ----           ----
Cash flows from operating activities:
   Net income                                                                                  $   1,458      $   2,397
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                                1,147            883
      Other, net                                                                                      51           (882)
      Changes in assets and liabilities:
          (Increase) decrease in accounts receivable                                               1,014         (1,210)
          (Increase) in other assets, net                                                           (370)        (2,351)
          (Decrease) in accounts payable                                                            (208)        (1,840)
          Increase in other liabilities, net                                                         699          4,512
                                                                                                   -----          -----

             Cash provided by operating activities                                                 3,791          1,509
                                                                                                   -----          -----

Cash flows from investing activities:
           Purchase of short-term investments                                                    (14,714)        (3,596)
           Proceeds from short-term investments                                                   11,665          8,191
           Purchase of marketable securities - available for sale                                     --         (6,165)
           Proceeds from sale of marketable securities -  available for sale                                      2,408
                                                                                                      --
           Capital expenditures                                                                   (1,322)          (897)
           Other                                                                                      --            159
                                                                                                   -----          -----

             Cash provided by (used in) investing activities                                      (4,371)           100
                                                                                                   -----          -----

Cash flows from financing activities:
           Repayment of capital lease obligation                                                      --           (170)
           Proceeds from the exercise of stock options                                                79            685
           Purchases of treasury stock                                                                --           (770)
                                                                                                   -----          -----

             Cash provided by (used in) financing activities                                          79           (255)
                                                                                                   -----          -----

             Increase (decrease) in cash and cash equivalents                                       (501)         1,354

Cash and cash equivalents, beginning of the period                                                 1,426          1,284
                                                                                                   -----          -----
Cash and cash equivalents, end of the period                                                      $  925         $2,638
                                                                                                   =====          =====

            The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)



1.       Interim Financial Statements:

        These condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1997, as amended, and the Form 10-Q for the quarter ended March 31, 1998 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Quarterly operating results are not necessarily indicative of the results that would be expected for the full year.

2.       Revenue Recognition:

        Effective July 1, 1997, the Company elected early adoption of the provisions of Statement of Position ("SOP") 97-2, Software Revenue Recognition, which was issued on October 27, 1997 by the Accounting Standards Executive Committee of the AICPA ("AcSEC"). SOP 97-2, which supersedes SOP 91-1, significantly changes the Company's recognition of license fees for third-party databases and proprietary software. Prior to the adoption of SOP 97-2, the Company recognized these revenues upon shipment. The Company's costs of fulfilling its obligations under the terms of the database subscriptions, which are insignificant, were accrued at the time of delivery. Under the provisions of SOP 97-2, license fees for third-party databases and the Company's proprietary software are recognized on a straight-line basis over the term of the contract, generally one year. Royalty costs associated with the license fees for third-party databases and fulfillment costs are also recognized over the same period.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)


         The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations:

                                             Three months ended                      Three months ended
                                               June 30, 1997                            June 30, 1998
                                                         Amount per                                   Amount per
                                        Shares             share                Shares                  share
                                     --------------    ---------------     -----------------        --------------

Basic EPS                            5,986,623            $  .15               6,139,016                $  .27
Effect of dilutive stock
    options                          1,305,711             $(.02)              1,569,681                 $(.05)

Diluted EPS                          7,292,334            $  .13               7,708,697                $  .22



                                              Six months ended                           Six months ended
                                               June 30, 1997                              June 30, 1998
                                                          Amount per                                    Amount per
                                        Shares              share                  Shares                  share
                                     --------------    -----------------     -------------------     -----------------

Basic EPS                            5,954,052                 $  .24               6,123,427                $  .39
Effect of dilutive stock
    options                          1,293,291                  $(.04)              1,470,804                 $(.07)

Diluted EPS                          7,247,343                 $  .20               7,594,231                $  .32

4.       New Accounting Pronouncements:

         In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, which prescribes standards for reporting comprehensive income and its components. Comprehensive income consists of net income or loss for the current period and other comprehensive income (income, expenses, gains and losses that currently bypass the income statement and are reported directly in a separate component of equity). SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997, and accordingly has been adopted by the Company as presented on the balance sheets and statements of operations.

         Also in June 1997, the FASB issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The statement also requires additional disclosures with respect to products and services, geographical areas of operations and major customers. SFAS 131 is effective for financial statements issued for periods beginning after December 15, 1997 and for the interim periods beginning in the

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

         second year of application, and requires restatement of earlier periods presented. The Company is reviewing the effects of the disclosure requirements of this new standard.

         In addition, AcSEC issued SOP 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, to address diversity in practice regarding whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. The Company is reviewing the effects of the disclosure requirements of this new standard.

5.        Provision for Income Taxes:

         The Company recorded a tax benefit of $325 for the three months ended June 30,1998, as compared to a provision of $617, for the same period in 1997. For the six months ended June 30, 1998, the Company recorded a tax benefit of $1,172 as compared to a provision of $973 for the same period in 1997. The benefit for the three and six months ended June 30, 1998 reflects the reversal of that portion of the valuation allowance recorded against the Company's deferred tax asset, as disclosed in the 1997 Form 10-K, that is no longer considered necessary based on management's estimated 1998 taxable income. For the three and six months ended June 30, 1997, the provision for taxes represents a 40% effective tax rate.

6.        Loan to Principal Stockholder:

         Deposits and other long-term assets at June 30, 1998 include $395 loaned to the Company's principal stockholder. The unsecured loan bears interest at the rate of 8% annually and is repayable on demand, but in no event later than December 31, 1999. Loans of up to $2 million in the aggregate may be extended to such principal stockholder.

ITEM 2.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

            Three and Six Months Ended June 30, 1998, as compared to
                    Three and Six Months Ended June 30, 1997
                                ----------------

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

Growth of the Company continues to be derived from these two components both domestically and internationally. In every market, a strategic objective of the Company has been to move customers to the Internet online service model. This removes certain customer barriers for purchasing large quantities of full text and produces a larger stream of renewable revenue. The Company continues to gain new customers, as well as, to sell additional products to its existing customer base. During the six months ended June 30, 1998, 270 new customer accounts were added.

On a billings basis, Ovid's total sales increased 30% to $22.9 million during the six months ended June 30, 1998 compared to $17.6 million for the same period in 1997. Ovid experienced a significant increase in its online business during the six months ended June 30, 1998 compared to the same period in 1997. On a billings basis, Ovid's online fixed fee sales increased 410% to $6.1 million for the six months ended June 30, 1998, compared to $1.2 million for the same period during 1997. Ovid's full text business also continued to increase dramatically. On a billings basis, Ovid's full text sales increased 228% to $3.4 million for the six months ended June 30, 1998, compared to $1.0 million for the same period during 1997.

Ovid continued to increase its volume in its international markets during the first six months of 1998. International markets accounted for over 44% of Ovid's total billings during this period with a considerable portion attributable to software sales in Japan, fixed fee sales in the United Kingdom and Australia, and sales to new customers in Latin America.

Another important growth factor is the Company's ability to license additional content from STM publishers. Ovid now licenses full text content from more than forty different publishers and continues to add new journal titles from both existing and new publishers. The Company's

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS, CONTINUED

investment in the Clinical Information Products (CIP) group is ongoing and the Company expects to release CIP's first product, Evidence Based Medicine Reviews, in the third quarter. Products from CIP leverage Ovid's investment in the medical community and broaden the breadth of information the Company provides.

In combination with the growth drivers discussed above, the Company also continues to gain operating leverage. On a pro forma basis, operating expenses as a percentage of total revenues were 46.0% for the six months ended June 30, 1998, as compared to 54.7% for the comparable period in 1997.

 As discussed in detail in adjacent sections, effective July 1, 1997, the Company adopted Statement of Position (SOP) 97-2, Software Revenue Recognition. The transitional requirements of adopting SOP 97-2 had an initial negative impact on reported revenues, with a corresponding increase in deferred revenues; however, the change in revenue recognition is expected to decrease the cyclical trends historically experienced by the Company.

CHANGE IN ACCOUNTING PRINCIPLE

As described in Note 2 to the financial statements, the Company adopted SOP 97-2, Software Revenue Recognition, effective July 1, 1997. Prior to the adoption of SOP 97-2, the Company recognized license fees for third-party databases and proprietary software upon shipment. Royalty obligations to publishers were accrued at the time of shipment. Ovid's costs of fulfilling its obligations under the terms of the license agreement, which are not significant, were also accrued at the time of shipment. As a result of the change, license fees for third-party databases and the Company's proprietary software revenues for these products are recognized on a straight-line basis over the term of the contract, generally one year. Royalty costs to publishers and fulfillment costs are also recognized over the same period.

The transition provisions of SOP 97-2 specifically prohibit retroactive application and require prospective adoption only on transactions entered into on or after the effective date. As a result, the Company's reported revenues have been negatively effected, although to a lessening extent, through June 30, 1998 at which time the transitional impact ended.

RESULTS OF OPERATIONS

Revenues

Three months ended June 30
--------------------------

For the three months ended June 30, 1998, the Company's total revenues increased 7% to $10.5 million versus $9.8 million for the comparable period in 1997.

Revenues from database subscriptions and software increased 7% to $9.6 million in the second quarter of 1998 from $9.0 million during the same period of 1997. The increase is due primarily to worldwide growth of revenue from fixed fee subscriptions to the Company's online service. This increase was partially offset by a decrease in revenue from network data subscription and software sales resulting from the change in the Company's method of accounting for revenues for license

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS, CONTINUED

fees for third-party databases and proprietary software as described above and in Note 2 to the condensed consolidated financial statements.

Maintenance revenues increased 7% to $0.9 million for the three months ended June 30, 1998 from $0.8 million for the same period in 1997. The increase in maintenance revenues is directly attributable to the increase in billings of network sales, which have mandatory maintenance charges of 17% of the first year's software fees. Maintenance revenues were not affected by the change in method of accounting discussed above.

Six months ended June 30
------------------------

For the six months ended June 30, 1998, the Company's total revenues increased 2% to $18.7 million versus $18.3 million for the comparable period in 1997.

Revenues from database subscriptions and software increased 2% to $16.9 million for the six months ended June 30, 1998 from $16.6 million during the same period of 1997. The increase is due primarily to worldwide growth of revenue from fixed fee subscriptions to the Company's online service. This increase was partially offset by a decrease in revenue from network data subscription and software sales resulting from the change in the Company's method of accounting for revenues for license fees for third-party databases and proprietary software as described above and in Note 2 to the condensed consolidated financial statements.

Maintenance revenues increased 9% to $1.7 million for the six months ended June 30, 1998 from $1.6 million for the same period in 1997. The increase in maintenance revenues is directly attributable to the increase in billings of network sales, which have mandatory maintenance charges of 17% of the first year's software fees. Maintenance revenues were not affected by the change in method of accounting discussed above.

(see also pro forma presentation below)

Cost of Revenues

Three months ended June 30
--------------------------

Cost of revenues increased 24% to $4.0 million in the second quarter of 1998 from $3.3 million for the same period in 1997. As a percent of revenues, total cost of revenues increased to 39% for the second quarter of 1998 from 33% for the same period of 1997. This increase was primarily due to an increase in data conversion costs associated with the full-text product resulting from a change in the method of accounting for these costs, as well as an increase in the dollar expenditures. During the second quarter of 1997, these costs were being capitalized and amortized over five years. In September 1997, the amounts capitalized were written off, and the Company changed its accounting treatment to expense as incurred. The increase in the dollar expenditures resulted from data conversion costs for the addition of several new journals to the Company's full-text offerings. An additional increase in cost of revenues is due to an increase in royalty expense, as the Company has experienced an increasing amount of database sales from for-profit data providers who require substantial royalties. The Company expects this trend to continue as it is projected that a significant amount of future sales are expected to be from these databases and full text.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS, CONTINUED

Six months ended June 30
------------------------

Cost of revenues increased 26% to $7.7 million for the six months ended June 30, 1998 from $6.1 million for the same period in 1997. As a percent of revenues, total cost of revenues increased to 41% for the six months ended June 30, 1998 from 33% for the same period of 1997. This increase was primarily due to an increase in data conversion costs associated with the full-text product resulting from a change in the method of accounting for these costs, as well as an increase in the dollar expenditure. During the six months ended June 30, 1997, these costs were being capitalized and amortized over five years. In September 1997, the amounts capitalized were written off, and the Company changed its accounting treatment to expense as incurred. The increase in the dollar expenditures resulted from data conversion costs for the addition of several new journals to the Company's full-text offerings. An additional increase in cost of revenues is due to an increase in royalty expense, as the Company has experienced an increasing amount of database sales from for-profit data providers who require substantial royalties. The Company expects this trend to continue as it is projected that a significant amount of future sales are expected to be from these databases and full text.

PRO FORMA PRESENTATION

As a result of the change in accounting principle described above, the results of operations for the three and six months ended June 30, 1998 are not comparable with results from the same periods in 1997. Set forth below are pro forma data which assume that the Company's accounting for license fees for third-party databases and proprietary software has always conformed to the provisions of SOP 97-2. As a result of the change in accounting, the Company's revenues, cost of revenues, and gross margin components will be discussed on a pro forma basis as set forth in the table below. Operating expenses, as can be noted in the table, do not differ on a reported versus pro forma basis.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS, CONTINUED

                         Presentation of Pro Forma Data
                    (In thousands, except per share amounts)
                                  (unaudited)

                                                  Three Months Ended                   Six Months Ended
                                                       June 30,                           June 30,

                                                   1997           1998                 1997           1998
Total revenues
             As reported                       $  9,801       $ 10,458             $ 18,252       $ 18,671
             Pro forma                            9,127         11,210               18,002         21,839

Total cost of revenues
             As reported                          3,266          4,046                6,112          7,683
             Pro forma                            2,953          4,268                5,808          8,562

Gross profit
             As reported                          6,535          6,412               12,140         10,988
             Pro forma                            6,174          6,942               12,194         13,277

Total operating expenses
             As reported                          5,073          5,217                9,851         10,050
             Pro forma                            5,073          5,217                9,851         10,050

Income from operations
             As reported                          1,462          1,195                2,289            938
             Pro forma                            1,101          1,725                2,343          3,227

Net income
             As reported                            924          1,679                1,458          2,397
             Pro forma                              648          1,131                1,497          2,108

Net income per
common share
  Basic
             As reported                           0.15           0.27                 0.24           0.39
             Pro forma                             0.11           0.18                 0.25           0.34
  Diluted
             As reported                           0.13           0.22                 0.20           0.32
             Pro forma                             0.09           0.15                 0.21           0.28


RESULTS OF OPERATIONS

Pro Forma Revenues

Three months ended June 30
--------------------------

For the three months ended June 30, 1998, the Company's total pro forma revenues increased 23% to $11.2 million versus $9.1 million for the comparable period in 1997.

Pro forma revenues from database subscriptions and software increased 25% to $10.3 million in the second quarter of 1998 from $8.3 million during the same period of 1997. The increase is primarily due to growth of online fixed fee database subscriptions and, to a lesser extent, growth in network sales. Growth in fixed fee sales has been strong throughout, especially in North America and Australia.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS, CONTINUED

Pro forma maintenance revenues increased 7% to $0.9 million for the three months ended June 30, 1998 from $0.8 million for the same period in 1997. The increase in maintenance revenues is directly attributable to the increase in network sales, which have mandatory maintenance charges of 17% of the first year's software fees.

Six months ended June 30
------------------------

For the six months ended June 30, 1998, the Company's total pro forma revenues increased 21% to $21.8 million versus $18.0 million for the comparable period in 1997.

Pro forma revenues from database subscriptions and software increased 23% to $20.1 million for the six months ended June 30, 1998 from $16.4 million during the same period of 1997. The increase is primarily due to growth of online fixed fee database subscriptions and, to a lesser extent, growth in network sales. Growth in fixed fee sales has been strong throughout, especially in North America, Australia and Europe. In addition, software sales in Japan experienced strong growth during the first six months of 1998 compared to the same period of 1997.

Pro forma maintenance revenues increased 9% to $1.8 million for the six months ended June 30, 1998 from $1.6 million for the same period in 1997. The increase in maintenance revenues is directly attributable to the increase in network sales, which have mandatory maintenance charges of 17% of the first year's software fees.

Pro Forma Cost of Revenues

Three months ended June 30
--------------------------

Pro forma cost of revenues increased 45% to $4.3 million in the second quarter of 1998 from $3.0 million for the same period in 1997. As a percent of total pro forma revenues, total pro forma cost of revenues increased to 38% for the second quarter of 1998 from 32% for the same period of 1997. This increase was primarily due to an increase in data conversion costs associated with the full-text product resulting from a change in the method of accounting for these costs, as well as, an increase in the dollar expenditures. During the second quarter of 1997, these costs were being capitalized and amortized over five years. In September 1997, the amounts capitalized were written off, and the Company changed its accounting treatment to expense as incurred. The increase in the dollar expenditures resulted from data conversion costs for the addition of several new journals to the Company's full-text offerings. An additional increase in pro forma cost of revenues is due to an increase in royalty expense, as the Company has experienced an increasing amount of database sales from for profit data providers who require substantial royalties. The Company expects this trend to continue as it is projected that a significant amount of future sales are expected to be from these databases and full text.

Six months ended June 30
------------------------

Pro forma cost of revenues increased 47% to $8.6 million for the six months ended June 30, 1998 from $5.8 million for the same period in 1997. As a percent of total pro forma revenues, total pro forma cost of revenues increased to 39% for the six months ended June 30, 1998 from 32% for the same period of 1997. This increase was primarily due to an increase in data conversion costs associated with the full-text product resulting from a change in the method of accounting for these costs, as well as, an increase in the dollar expenditures. During the six months ended June 30, 1997, these costs were being capitalized and

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS, CONTINUED

amortized over five years. In September 1997, the amounts capitalized were written off, and the Company changed its accounting treatment to expense as incurred. The increase in the dollar expenditures resulted from data conversion costs for the addition of several new journals to the Company's full-text offerings. An additional increase in pro forma cost of revenues is due to an increase in royalty expense, as the Company has experienced an increasing amount of database sales from for profit data providers who require substantial royalties. The Company expects this trend to continue as it is projected that a significant amount of future sales are expected to be from these databases and full text.

Pro Forma Gross Profit

Pro forma gross profit was $6.9 million for the quarter ended June 30, 1998, compared with $6.2 million for the same period in 1997, representing 62% of pro forma revenues for the second quarter of 1998 and 68% for the second quarter 1997. Pro forma gross profit was $13.3 million for the six months ended June 30, 1998, compared with $12.2 million for the same period in 1997, representing 61% of pro forma revenues for the six months ended June 30, 1998 and 68% for the same period in 1997.

Sales and Marketing Expenses

Three months ended June 30
--------------------------

Sales and marketing expenses remained constant at $2.0 million for the second quarter of 1998 and 1997. Sales commissions increased for the second quarter of 1998 compared to the same period of 1997 due to increased billings. Savings from the consolidation of the Company's Amsterdam office into the UK office, as well as a reduction in staff in marketing and inside sales offset the increased sales commissions. As a percentage of total pro forma revenues, sales and marketing expenses decreased to 18% during the second quarter of 1998 from 22% for the same period in 1997.

Six months ended June 30
------------------------

Sales and marketing expenses decreased 8% to $3.6 million during the six months ended June 30, 1998 from $3.9 million for the same period in 1997. The decrease in sales and marketing expenses is due to the consolidation of the Company's Amsterdam office into the UK office, as well as a reduction in staff in marketing and inside sales. These savings were partially offset by increased sales commissions due to higher billings compared to the same period in 1997. As a percentage of total pro forma revenues, sales and marketing expenses decreased to 17% during the six months ended June 30, 1998 from 22% for the same period in 1997.


Product Development Expenses

Three months ended June 30
--------------------------

Product development expenses increased 23% to $2.0 million during the second quarter of 1998 from $1.6 million during the same period in 1997. The increase in product development expense is primarily due to an increase in personnel associated with the ongoing full text project, as well as with the new clinical information product. As a percentage of total pro forma revenues, product development expenses remained constant at 18% for the three months ended June 30, 1998 and 1997.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS, CONTINUED

Six months ended June 30
------------------------

Product development expenses increased 26% to $3.9 million during the six months ended June 30, 1998 from $3.1 million during the same period in 1997. The increase in product development expense is primarily due to an increase in personnel associated with the ongoing full text project, as well as with the new clinical information product. As a percentage of total pro forma revenues, product development expenses increased to 18% for the six months ended June 30, 1998 from 17% for the same period in 1997.

General and Administrative Expenses

Three months ended June 30
--------------------------

General and administrative expenses decreased 13% to $1.3 million in the second quarter of 1998 from $1.4 million during the same period in 1997. The decrease is due to legal fees during the three months ended June 30, 1997 related to the Powercerv lawsuit described in Note 14 to the December 31, 1997 Form 10-K. As a percentage of total pro forma revenues, general and administrative expenses decreased to 11% in the second quarter of 1998 from 16% for the same period in 1997. The percent decrease is primarily attributable to the ability of the Company to increase pro forma revenues through new sales and database subscription renewals while controlling the growth of general and administrative expenses.

Six months ended June 30
------------------------

General and administrative expenses decreased 11% to $2.5 million during the six months ended June 30, 1998 from $2.8 million during the same period in 1997. The decrease is due to legal fees during the six months ended June 30, 1997 related to the Powercerv lawsuit described in Note 14 to the December 31, 1997 Form 10-K. As a percentage of total pro forma revenues, general and administrative expenses decreased to 11% during the six months ended June 30, 1998 from 15% for the same period in 1997. The percent decrease is primarily attributable to the ability of the Company to increase pro forma revenues through new sales and database subscription renewals while controlling the growth of general and administrative expenses.

Provision for Income Taxes

The Company recorded a tax benefit of $325,000 for the three months ended June 30, 1998, as compared to a provision of $617,000, for the same period in 1997. For the six months ended June 30, 1998, the Company recorded a tax benefit of $1,172,000 as compared to a provision of $973,000 for the same period in 1997. The benefit for the three and six months ended June 30, 1998 reflects the reversal of that portion of the valuation allowance recorded against the deferred tax asset, as disclosed in the 1997 Form 10-K, that is no longer necessary based on management's estimated 1998 income. For the three and six months ended June 30, 1997, the provision for taxes represents a 40% effective tax rate.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS, CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company had cash and cash equivalents of approximately $2.6 million and highly liquid short-term investments and marketable securities of approximately $8.7 million. Operating activities provided $1.5 million in cash during the six months ended June 30, 1998 as compared to providing $3.8 million during the same period in 1997. During the six months ended June 30, 1998, the cash provided by operating activities is a result of net income and an increase in other liablities, offset partially by an increase in receivables and a decrease in accounts payable. During the six months ended June 30, 1997 the cash provided by operating activities was a result of net income and a decrease in accounts receivable and an increase in accounts payable.

The Company's investing activities provided the Company with cash of $100,000 during the first six months of 1998, compared to using cash of $4.4 million during the same period in 1997. The primary source of cash in 1998 was the sale or redemption of $10.6 million of short-term investments and marketable securities, offset by $9.8 million of purchases of short-term investments and marketable securities and $897,000 in capital expenditures. During the six months ended June 30, 1997, the primary use of cash was the purchase of $14.7 million of short-term investments and $1.3 million in capital expenditures, offset by redemptions of $11.7 million of short-term investments.

The Company is aggressively pursuing an initiative to obtain non-exclusive rights to electronically distribute a significant amount of scientific, technical and medical related journals. Licensing the content as well as the necessary investments in production require significant capital resources. As more fully described in Note 5 to the condensed consolidated financial statements in the 1997 Form 10-K, the Company is undertaking an alternative solution to the abandoned information business system. Costs are estimated to be less than $1 million for this project. The Company currently believes that its available cash, cash equivalents, short-term investments and marketable securities and expected future cash flows from operations can finance these activities.

The Company's financing activities used $255,000 during the six months ended June 30, 1998 as compared to providing $79,000 during the same period in 1997. During the six months ended June 30 1998, purchases of treasury stock of $770,000 and repayments of a capital lease obligation of $170,000; offset by cash from stock option exercises of $685,000 accounted for the use of cash. During the six months ended June 30, 1997, $79,000 was provided by the exercise of stock options.

Effective November 1, 1997, the Company entered into a line-of credit agreement for $2.0 million collateralized by the Company's accounts receivables, and bearing interest at the bank's prime rate. The agreement expires November 1, 1998. There were no borrowings outstanding on the line-of-credit at June 30, 1998.


YEAR 2000

Year 2000 compliance programs and information systems modifications have been initiated in an attempt to ensure that the Company's products, systems and key processes will remain functional. The Company expects to achieve this objective either by modifying present systems, using existing internal and external programming resources, or by installing new systems and by monitoring supplier and other third-party interfaces. While there can be no assurance that all such modifications will be successful, management does not expect that either costs of modifications or consequences of any unsuccessful modifications should have a material adverse effect on the financial position, results of operations or liquidity of the Commpany.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Ovid Technologies, Inc.
                                            ----------------------------
                                            (Registrant)


August 7, 1998                              /s/ DEBORAH M. HULL
--------------                              -------------------------
Date                                        Deborah M. Hull
                                            Chief Operating Officer


August 7, 1998                              /s/ JEFFREY A. HOERLE
--------------                              -------------------------
Date                                        Jeffrey A. Hoerle
                                            Chief Financial Officer